Form 10QSB
period 1999-03-31
VERIDIEN CORP
filed 1999-05-13
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ____________

       Commission file number                      000-25555
                             --------------------------------------------------

                              Veridien Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Delaware                                    59-3020382
-------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

 11800 28th Street North, St. Petersburg, Florida                    33716
-------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

                                 (727) 572-5500
-------------------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)


         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No  X
   -----      -----

                                TABLE OF CONTENTS




                                                                                                            Pages

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements.......................................................................3-6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................7-10



PART II           OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities.............................................................11

Item 6.           Exhibits and Report on Form 8-K
                  (a) 27.1  Financial Data Schedule...........................................................11


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                      March 31, 1999 and December 31, 1998



                                                       March 31, 1999     December 31, 1998
                                                      ---------------     -----------------
Current assets:
Cash                                                  $        55,961     $          17,158
Accounts receivable - trade
  Less allowance for doubtful accounts of
    $6,096 and $6,096, respectively                           354,847               203,148
Note receivable                                                22,500                22,500
Inventory                                                     144,331                92,549
Prepaid expenses and other current assets                      20,580                20,580
                                                      ---------------     -----------------
 Total current assets                                         598,219               355,935

Property and equipment:
  Leasehold Improvements                                       83,806                83,806
  Furniture and fixtures                                      380,092               372,697
                                                      ---------------     -----------------
                                                              463,898               456,503
Less accumulated depreciation                                 417,372               414,333
                                                      ---------------     -----------------
                                                               46,526                42,170

Other Assets:
  Patents, less accumulated amortization of
    $483,165 and $482,378, respectively                        31,217                32,004
  Loan costs, less accumulated amortization of
    $53,656 and $49,633, respectively                          24,137                28,160
  Security deposits and other assets                           37,844                40,389
                                                      ---------------     -----------------
                                                               93,198               100,553
                                                      ---------------     -----------------

                                                      $       737,943     $         498,658
                                                      ===============     =================

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)

                      March 31, 1999 and December 31, 1998


                                                                     March 31, 1999    December 31, 1998
                                                                     --------------    ------------------
                 Liabilities and Deficit in Stockholders' Equity

Current liabilities:
   Notes payable                                                     $  1,068,124         $  1,066,273
   Accounts payable                                                       301,990              244,343
   Accrued compensation                                                    42,334               39,000
   Other accrued liabilities                                              803,042              949,059
   Due to stockholders                                                    189,321              189,321
   Deferred revenue - licensing agreement                                  87,418               87,418
                                                                     ------------         ------------
     Total current liabilities                                          2,492,229            2,575,414

Convertible debentures                                                  2,232,481            2,494,198

Undesignated preferred stock, $.001 par value,
25,000,000 shares authorized
Convertible redeemable preferred stock,
   $10 par value, 100,000 authorized; 6,000 and 6,000
   issued and outstanding at March 31, 1999 and
   December 31, 1998                                                       60,000               60,000
Series B Preferred Stock,
   $.001 par value, 245,344 authorized, 154,163 and
   154,163 issued and outstanding at March 31, 1999
   and December 31, 1998                                                      154                  154
Deficit in stockholders' equity
   Common stock - $.001 par value; 200,000,000
   shares authorized, 89,283,464 and 78,152,833 shares issued and outstanding at March 31, 1999 and December 31,
   1998                                                                    89,283               78,154

Additional paid-in capital                                             23,781,711           22,858,790
Common stock warrants                                                      26,399               26,399
Accumulated deficit                                                   (27,589,451)         (25,705,897)
Current Period Profit/(Loss)                                             (349,863)          (1,883,554)
                                                                     ------------         ------------
                                                                       (4,041,921)          (4,626,108)
Stock subscriptions receivable                                              5,000                5,000
                                                                     ------------         ------------
                                                                       (4,046,921)          (4,631,108)
                                                                     ------------         ------------
                                                                     $    737,943         $    498,658
                                                                     ============         ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended
                        March 31, 1999 and March 31, 1998


                                               March 31, 1999       March 31, 1998
                                               --------------       --------------


Sales                                          $     80,255         $    349,243

Operating costs and expenses:
   Cost of sales                                     76,940              177,934
   General, selling, and administrative             459,494              379,084
   Research and development                          55,818               43,464
                                               ------------         ------------
                                                    592,252              600,482
                                               ------------         ------------

     Loss from operations                          (511,997)            (251,239)

Other income (expense):
   Interest expense                                 (62,518)            (129,795)
   Operations/Production Services                   171,000                  -0-
   Rental income                                     26,250                3,750
   Miscellaneous                                     26,032               (1,323)
   Interest income                                    1,370                1,109
                                               ------------         ------------
                                                    162,134             (126,259)
                                               ------------         ------------

Net loss                                       $   (349,863)        $   (377,498)
                                               ============         ============

Net loss per common share                      $      (.004)        $       (.01)
                                               ============         ============

Weighted average share outstanding               86,459,575           33,417,617
                                               ============         ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                           For the three months ended
                        March 31, 1999 and March 31, 1998


                                                        March 31, 1999    March 31, 1998
                                                        --------------    --------------
Cash flows from operating activities:
   Net (loss)                                              $(349,863)        $(377,498)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                             7,849             4,152
   (Increase) decrease in:
     Accounts receivable                                    (151,699)            2,587
     Prepaid and other current assets                            -0-            (7,662)
     Inventories                                             (51,782)           77,064
   Increase (decrease) in:
     Accounts payable and accrued expenses                   (85,036)          143,991
     Due to Stockholders                                         -0-               -0-
     Deferred revenue                                            -0-               -0-
                                                            --------          --------
Net cash (used) by operating activities:                    (630,531)         (157,366)

Cash flow from investing activities:
   Purchases of property and equipment                        (7,395)             (935)
   Patent development                                            -0-               -0-
                                                            --------          --------
Net cash (used) by investing activities                       (7,395)             (935)

Cash flow from financing activities:
   Proceeds from convertible debentures                          -0-            50,000
   Net proceeds from borrowings                                1,851            50,807
   Proceeds from sale of preferred and common stock          674,878               -0-
                                                            --------          --------
Net cash provided by financing activities                    676,729           100,807

Net increase/(decrease) in cash                               38,803           (57,494)

Cash at beginning of quarter                                  17,158            88,045
                                                           ---------         ---------

Cash at end of quarter                                     $  55,961         $  30,551
                                                           =========         =========


  With regard to commitments and contingencies at March 31, 1999, there are no material changes from the financial statement footnotes
                        as presented December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  FIRST QUARTER - MARCH 31, 1999 COMPARED WITH MARCH 31, 1998

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1. contained elsewhere in this document.


OVERVIEW

We are organized as a Delaware corporation to engage in the development, manufacture, distribution, and sale of disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them, and which are environmentally friendly, decomposing into harmless, naturally occurring organic molecules. To this end, the Company has developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer, made in accordance with the applicable FDA Monograph. The Corporation has incurred losses since its incorporation. At March 31, 1999, the Corporation had an accumulated deficit of $27,939,314. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.


RESULT OF OPERATIONS

First Quarter - March 31, 1999 Compared with March 31, 1998

Consolidated gross revenues for first quarter 1999 decreased by $47,872 or 13.6% to $304,907 compared with $352,779 in first quarter 1998.

- Gross revenue from product sales decreased for first quarter 1999 by $268,988 or 77% to $80,255 compared with $349,243 in first quarter 1998.
     The decrease in sales revenue was primarily due to one major network marketing customer refocusing their marketing efforts to another type of product. A second factor contributing to the sales decline was the startup time required for a new dental master distributor to create marketing literature and orient their distribution channel.

- Gross revenue from operations/production services (OPS) for first quarter 1999 was $171,000. OPS revenue is a new source of revenue for the Company during first quarter 1999 and is expected to continue at various levels throughout 1999. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to our contract-fill company, which manufactures Veridien's products.

- Gross rental income for first quarter 1999 increased by 600% to $26,250 compared with $3,750 in first quarter 1998. A portion of the company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products. They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

- Gross miscellaneous income for first quarter 1999 increased by $27,355 to $26,032 compared to $(1,323) in first quarter 1998. Virtually all the increase is due to a one-time recognition of gain on the finalization of previous year accrued expenses.

- Interest income for first quarter 1999 increased by $261 or 23.5% to $1,370 compared with $1,109 in first quarter 1998.

Consolidated gross expenses for first quarter 1999 decreased by $75,507 or 10.3% to $654,770 compared with $730,277 in first quarter 1998.

- The cost of goods sold for first quarter 1999 decreased by 56.7% to $76,940 compared with $177,934 in first quarter 1998. The increase in the cost of goods ratio as a percentage of sales was 96% in first quarter 1999 compared to 51% in first quarter 1998. The increase in the cost of sales resulted primarily from the increased overhead to the contract fill operator fulfilling production within the plant facility and the continuing costs of fixed overhead applied to lower sales volume.

- General, selling, and administrative expenses for first quarter 1999 increased by 21.2% to $459,494 compared with $379,084 in first quarter 1998. The increases that affected general and administrative costs were associated with professional consulting and accounting fees for first quarter 1999 that increased by 343% to $195,742 compared with $44,163 in first quarter 1998. The increase in professional fees during first quarter 1999 resulted from the early completion of the consolidated audited financials for fiscal year ended 1998, and additional consulting services for public relations and public reporting company expenses. During first quarter 1999, sales expense decreased by 65% to $38,488 compared with $110,881 in first quarter 1998. This decrease was due to the discontinuance of a sales consulting contract with a promotional organization.

- Research and development for first quarter 1999 increased $12,354 or 28.4% to $55,818 compared with $43,464 in first quarter 1998. The increase can be contributed primarily to increased activity associated with the continuing development of Sterihol-Plus, a cold chemical sterilant. Additionally, the cost of continuing patent applications has increased.

- Interest expense for first quarter 1999 decreased by 51.8% to $62,518 compared with $129,795 in first quarter 1998. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

- Operating losses decreased to $349,863 first quarter 1999 from $377,498 in first quarter 1998. This represented a 7.3% decrease in operating losses.

    FIRST QUARTER ENDED MARCH 31, 1999 VS. FIRST QUARTER ENDED MARCH 31, 1998



                                              First Quarter              Percentage of
                                                 March 31                 Net Revenue

                                           1999          1998         1999          1998
                                             (In thousands)

Net Sales                                 $  80         $ 349          100%          100%
Cost of Goods Sold                           77           178           96%           51%
Gross Profit                                  3           171            4%           49%

Operating Expenses:
General, Selling &  Administrative          459           379          573%          109%
Research & Development                       56            43           70%           12%
(Loss) from Operations                     (512)         (251)        (640)%         (72)%
Other Income (Expense) Net                  162          (126)         203%          (36)%
Net (Loss) Before Taxes                    (350)         (377)        (438)%        (108)%
Income Taxes                                  0             0            0%            0%
Net (Loss)                                $(350)        $(377)        (438)%        (108)%


Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 1999, and March 31, 1998, we had working capital deficits of approximately $1,894,010 and $3,697,827, respectively. Our independent certified public accountants stated in their report on the 1998 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and have signed two major distribution agreements, which we expect will provide improved profit margins beginning in third quarter of 1999. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During first quarter 1999, we received proceeds from the sale of preferred and common stock in the amount of $674,878.

- During first quarter 1999, $93,000 of debt was converted into 1,162,500 shares of common stock at the conversion rate of $.08 per share.

- During first quarter 1999, $261,717 of Principal Convertible Debentures and $32,033 of accrued interest was converted into 1,958,334 shares of common stock at the conversion rate of $.15. The convertible debentures maturing on December 31, 1998, were extended to June 30, 2000, and in consideration for the extension, the rate was reduced to the lower of the existing conversion rate or $.15 to August 31, 1999, thereafter reverting to the original conversion price which ranges from $.1851 to $.3868 per share.

- During the quarter ended March 31, 1999, accounts receivable increased $151,699 primarily due to increased obligations of our contract fill manufacturer for services provided by our company. Additionally, approximately 25% of the increase is due to one customer's delinquent account.

- During the first quarter 1999, inventory increased 55.9% to $144,331 compared with $92,549 at December 31, 1998. The increase resulted primarily from stocking inventory in anticipation of increased sales in 1999.

- We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

- As of April 1999, we have cash of approximately $129,000 and during May and June we expect cash flow of $150,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 60 days. During the quarter we created new sales planning methodology and increased our professional sales staff. The Company anticipates increasing sales to begin in the third quarter of 1999, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

Year 2000 Compliance

We have formulated a Year 2000 conversion plan. We are utilizing both internal and external resources to identify, correct or reprogram, and test the computer system for the Year 2000 compliance. We are upgrading our computer system and monitoring the adequacy of the processes and progress of third-party computer vendors of systems that may be affected by the Year 2000 issue. We are dependent on third-party computer systems consultants and applications, particularly with respect to such critical tasks as accounting. While we believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence or organizations using computer systems, our efforts, or those of third parties with whom we interact, may not be satisfactorily completed in a timely fashion. If we fail to satisfactorily address the Year 2000 issue, then our business, results of operations and financial condition could be materially adversely affected.

                                     PART II
                                OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On October 5, 1998, Dunvegan Mortgage Corporation sold its interest under the Loan and Security Agreement. At that time, for the period from June 30, 1997 to October 5, 1998 the Company owed Dunvegan $286,644 in interest, the payment of which both parties agreed to defer. On January 28, 1999 the Company's Board of Directors approved an agreed conversion of a majority of such interest into Common Stock of the Company at a conversion price of $.14 per share, based on the then current market price. Issuance of such shares is currently being made, in the second quarter.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

    (a)  Exhibit 27.1    Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Veridien Corporation
                                         --------------------------------------
                                                       (Registrant)


Date        May 13, 1999                 By  /s/ Sheldon C. Fenton
    ------------------------------         ------------------------------------
                                                 Sheldon C. Fenton
                                                 Chief Executive Officer


Date        May 13, 1999                 By  /s/ Andrew T. Libby, Jr.
    ------------------------------         ------------------------------------
                                                 Andrew T. Libby, Jr.
                                                 Chief Financial Officer