Form 10QSB/A
period 1999-03-31
VERIDIEN CORP
filed 1999-07-20
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999
                                    --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number          000-25555
                            ---------------------------------------------------

                              Veridien Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Delaware                                  59-3020382
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
     Incorporation or Organization)

         11800 28th Street North, St. Petersburg, Florida            33716
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

                                 (727) 572-5500
--------------------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No     X
     -------      -------

                                TABLE OF CONTENTS



                                                                             Pages
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................3-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................7-10


PART II   OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.....................................11

Item 6.   Exhibits and Report on Form 8-K
          (a) 27.1  Financial Data Schedule...................................11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                      March 31, 1999 and December 31, 1998



                                              March 31, 1999     December 31, 1998
                                              --------------     -----------------
Current assets:
Cash                                              $ 55,961           $ 17,158
Accounts receivable - trade
  Less allowance for doubtful accounts of
    $6,096 and $6,096, respectively                354,847            203,148
Note receivable                                     22,500             22,500
Inventory                                          144,331             92,549
Prepaid expenses and other current assets           20,580             20,580
                                                  --------           --------
 Total current assets                              598,219            355,935

Property and equipment:
  Leasehold Improvements                            83,806             83,806
  Furniture and fixtures                           380,092            372,697
                                                  --------           --------
                                                   463,898            456,503
Less accumulated depreciation                      417,372            414,333
                                                  --------           --------
                                                    46,526             42,170

Other Assets:
  Patents, less accumulated amortization of
    $483,165 and $482,378, respectively             31,217             32,004
  Loan costs, less accumulated amortization of
    $53,656 and $49,633, respectively               24,137             28,160
  Security deposits and other assets                37,844             40,389
                                                  --------           --------
                                                    93,198            100,553
                                                  --------           --------

                                                  $737,943           $498,658
                                                  ========           ========


                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                      March 31, 1999 and December 31, 1998



                                                          March 31, 1999    December 31, 1998
                                                          --------------    -----------------
                        Liabilities and Deficit in Stockholders' Equity

Current liabilities:
   Notes payable                                           $  1,068,124       $  1,066,273
   Accounts payable                                             301,990            244,343
   Accrued compensation                                          42,334             39,000
   Other accrued liabilities                                    803,042            949,059
   Due to stockholders                                          189,321            189,321
   Deferred revenue - licensing agreement                        87,418             87,418
                                                           ------------       ------------
     Total current liabilities                                2,492,229          2,575,414

Convertible debentures                                        2,232,481          2,494,198

Deficit in Stockholders' Equity:

Undesignated preferred stock, $.001 par value,
   25,000,000 shares authorized
Convertible redeemable preferred stock,
   $10 par value, 100,000 authorized; 6,000 and 6,000
   issued and outstanding at March 31, 1999 and
   December 31, 1998                                             60,000             60,000
Series B Preferred Stock,
   $.001 par value, 245,344 authorized, 154,163 and
   154,163 issued and outstanding at March 31, 1999
   and December 31, 1998                                            154                154

Common stock - $.001 par value; 200,000,000
   shares authorized, 89,283,464 and 78,152,833
   shares issued and outstanding at March 31, 1999
   and December 31, 1998                                         89,283             78,154

Additional paid-in capital                                   23,781,711         22,858,790
Common stock warrants                                            26,399             26,399
Accumulated deficit                                         (27,589,451)       (25,705,897)
Current Period Profit/(Loss)                                   (349,863)        (1,883,554)
                                                           ------------       ------------
                                                             (3,981,767)        (4,565,954)
Stock subscriptions receivable                                   (5,000)            (5,000)
                                                           ------------       ------------
Total Stockholders' Deficit                                  (3,986,767)        (4,570,954)
                                                           ------------       ------------
                                                           $    737,943       $    498,658
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
                                             ============       ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                           For the three months ended
                        March 31, 1999 and March 31, 1998


                                                      March 31, 1999   March 31, 1998
                                                      --------------   --------------
Cash flows from operating activities:
   Net (loss)                                            $(349,863)      $(377,498)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                           7,849           4,152
   (Increase) decrease in:
     Accounts receivable                                  (151,699)          2,587
     Prepaid and other current assets                          -0-          (7,662)
     Inventories                                           (51,782)         77,064
   Increase (decrease) in:
     Accounts payable and accrued expenses                 (85,036)        143,991
     Due to Stockholders                                       -0-             -0-
     Deferred revenue                                          -0-             -0-
                                                         ---------       ---------
Net cash (used) by operating activities:                  (630,531)       (157,366)

Cash flow from investing activities:
   Purchases of property and equipment                      (7,395)           (935)
   Patent development                                          -0-             -0-
                                                         ---------       ---------
Net cash (used) by investing activities                     (7,395)           (935)

Cash flow from financing activities:
   Proceeds from convertible debentures                        -0-          50,000
   Net proceeds from borrowings                              1,851          50,807
   Proceeds from sale of preferred and common stock        674,878             -0-
                                                         ---------       ---------
Net cash provided by financing activities                  676,729         100,807

Net increase/(decrease) in cash                             38,803         (57,494)

Cash at beginning of quarter                                17,158          88,045
                                                         ---------       ---------

Cash at end of quarter                                   $  55,961       $  30,551
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

- Gross revenue from product sales decreased for first quarter 1999 by $268,988 or 77% to $80,255 compared with $349,243 in first quarter 1998.
     The decrease in sales revenue was primarily due to one major network marketing customer, Nutrition For Life, Inc., refocusing their marketing efforts to another type of product. A second factor contributing to the sales decline was the startup time required for a new dental master distributor to create marketing literature and orient their distribution channel.

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

- They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

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

    FIRST QUARTER ENDED MARCH 31, 1999 VS. FIRST QUARTER ENDED MARCH 31, 1998

                                          First Quarter           Percentage of
                                            March 31               Net Revenue
                                      1999           1998        1999       1998
                                         (In thousands)

Net Sales                               $80          $349         100%       100%
Cost of Goods Sold                       77           178          96%        51%
Gross Profit                              3           171           4%        49%

Operating Expenses:
General, Selling &  Administrative      459           379         573%       109%
Research & Development                   56            43          70%        12%
(Loss) from Operations                 (512)         (251)      (640)%      (72)%
Other Income (Expense) Net              162          (126)        203%      (36)%
Net (Loss) Before Taxes                (350)         (377)      (438)%     (108)%
Income Taxes                              0             0           0%         0%
Net (Loss)                            $(350)        $(377)      (438)%     (108)%

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

Year 2000 Compliance

We have analyzed our internal requirements and methods of complying with the Year 2000 issue concerning computer software and operating equipment utilized in both R&D functions and general operations. A competent computer software company has performed a systems analysis and a recommended course of action has been defined. We find that our accounting computer system is not as yet Year 2000 compliant.

We have developed our reporting criteria and are now selecting, and will purchase by August 31, 1999, appropriate computer equipment and accounting software to provide for full Year 2000 compliance and the adequate protection of company assets and information. We expect the cost of obtaining and installing new computer equipment and accounting software to be less than $50,000. We anticipate installing and testing the software during August and September 1999. We anticipate a short period of time will be necessary to upgrade and test a to be selected accounting system. In the unlikely event that we are not successful in implementing our plans for upgrading our accounting software, we have identified an accounting firm that could produce computerized financial statements for our company. We anticipate identifying by September
30, 1999, an additional contract fill manufacturer capable of providing finished product ready for sale to our distributors. We do not anticipate any material increase in cost of goods by retaining such an additional manufacturer.

We find that laboratory systems utilized in R&D and general operations of equipment are not date sensitive, therefore, the Year 2000 issue is not expected to require any changes to these existing operations.

We have material relationships with our two contract fill manufacturers who produce all of our product for distribution. We have begun the process of discussing their responses concerning their readiness with regards to Year 2000 issues. At this juncture, we have obtained information that leads us to believe their production equipment is not time/date sensitive and they believe production can continue as usual. However, they cannot confirm that all of their raw material suppliers will be in compliance with Year 2000 issues in a timely manner. The availability of product for distribution is a material issue to our company. We expect to complete our discovery by July 31, 1999.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. While we believe our existing contract fill manufacturers will be successful in locating alternative sources of our commonly available raw materials and converting these into finished products, we have begun a search for an additional contract fill manufacturer who can assure us of the timely production of products. We anticipate having selected such a manufacturer by September 30, 1999.


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


                                              Veridien Corporation
                                              ---------------------------------
                                                          (Registrant)

Date   7/20/99                                By /s/ Sheldon C. Fenton
    -----------------                           -------------------------------
                                                     Sheldon C. Fenton
                                                     Chief Executive Officer


Date   7/20/99                                By /s/ Andrew T. Libby, Jr.
    -----------------                           -------------------------------
                                                     Andrew T. Libby, Jr.
                                                     Chief Financial Officer