Form 10QSB
period 1999-06-30
VERIDIEN CORP
filed 1999-08-16
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-25555

                              Veridien Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                  Delaware                                 59-3020382
      -------------------------------          ---------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
      Incorporation or Organization)

11800 28th Street North, St. Petersburg, Florida             33716
------------------------------------------------           ----------
   (Address of principal executive offices)                (Zip Code)

                                 (727) 572-5500
                ------------------------------------------------
                (Issuer's telephone number, including Area Code)

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                               TABLE OF CONTENTS


                                                                           Pages
                                                                           -----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements................................................3-6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................7-13

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 3. Defaults Upon Senior Securities......................................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Report on Form 8-K (a) 27.1 Financial Data Schedule.....15

PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998


                                                             June 30, 1999       December 31, 1998
                                                             -------------       -----------------
Current Assets:
       Cash                                                    $   5,772             $  17,158
       Accounts receivable - trade
       Less allowance for doubtful account of
            $6,096 and $6,096, respectively                      421,811               203,148
       Note receivable                                            22,500                22,500
       Inventory                                                 146,121                92,549
       Prepaid expenses and other current assets                   6,860                20,580
                                                               ---------             ---------
            Total current assets                               $ 603,064             $ 355,935

Property and equipment:
       Leasehold improvements                                  $  83,806             $  83,806
       Furniture and fixtures                                    388,542               372,697
                                                               ---------             ---------
                                                               $ 472,348             $ 456,503
Less accumulated depreciation                                  $(420,673)            $(414,333)
                                                               ---------             ---------
                                                               $  51,675             $  42,170
Other Assets:
       Patents, less accumulated amortization of
            $483,952 and $482,378, respectively                $  30,430             $  32,004
       Loan costs, less accumulated amortization of
            $57,679 and $49,633, respectively                     20,114                28,160
       Security deposits and other assets                         37,844                40,389
                                                               ---------             ---------
                                                               $  88,388             $ 100,553
                                                               ---------             ---------
                                                               $ 743,127             $ 498,658
                                                               =========             =========

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Balance Sheets - Continued
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998


                   Liabilities and Deficit in                       June 30, 1999          December 31, 1998
                   --------------------------                       -------------          -----------------
                      Stockholders' Equity
                      --------------------
Current liabilities:
       Notes payable                                                 $    981,798             $  1,066,273
       Accounts payable                                                   302,293                  244,343
       Accrued compensation                                                52,334                   39,000
       Other accrued liabilities                                          763,760                  949,059
       Due to stockholders                                                189,321                  189,321
       Deferred revenue - licensing agreement                              87,418                   87,418
                                                                     ------------             ------------
            Total current liabilities                                $  2,376,924             $  2,575,414
Long-term liabilities:
       Obligation under capital lease                                $      4,876             $         --
                                                                     ------------             ------------
            Total long-term liabilities                              $      4,876             $         --
Convertible debentures                                               $  1,853,629             $  2,494,198
Deficit in Stockholders' Equity:
       Undesignated preferred stock, $.001 par
            value, 25,000,000 shares authorized
            Convertible redeemable preferred stock,
            $10 par value, 100,000 authorized; 6,000
            and 6,000 issued and outstanding at
            June 30, 1999 and December 31, 1998                      $     60,000             $     60,000
       Series B Preferred Stock, $.001 par value, 245,344
            authorized, 169,163 and 154,163 issued and
            outstanding at June 30, 1999 and December
            31, 1998                                                 $        169             $        154
       Common Stock - $.001 par value; 200,000,000 shares
            authorized, 99,830,070 and 78,152,833 shares
            issued and outstanding at June 30, 1999 and
            December 31, 1998                                        $     99,830             $     78,154
       Additional paid-in capital                                      24,733,018               22,858,790
       Common stock warrants                                               26,399                   26,399
       Accumulated deficit                                            (27,589,451)             (25,705,897)
       Current period profit/(loss)                                      (817,267)              (1,883,554)
                                                                     ------------             ------------
                                                                     $ (3,487,302)            $ (4,565,954)
       Stock subscriptions receivable                                $     (5,000)            $     (5,000)
                                                                     ------------             ------------
            Total stockholders' deficit                              $ (3,492,302)            $ (4,570,954)
                                                                     ------------             ------------
                                                                     $    743,127             $    498,658
                                                                     ============             ============

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                            June 30,
                                                1999              1998               1999               1998
                                           ------------       ------------       ------------       ------------
Sales                                      $     95,782       $    139,204       $    176,037       $    488,447

Operating costs and expenses:
       Cost of sales                       $     41,289       $     67,818       $    118,229       $    245,752
       General, selling, and
            administrative                      388,617            419,035            848,110            798,119
       Research and Development                  93,101            188,039            148,919            231,503
                                           ------------       ------------       ------------       ------------
                                           $    523,007       $    674,892       $  1,115,258       $  1,275,374
                                           ------------       ------------       ------------       ------------

Loss from Operations                       $   (427,225)      $   (535,688)      $   (939,221)      $   (786,927)

Other income (expense):
       Interest expense                    $    (87,646)      $    (78,167)      $   (150,165)      $   (207,962)
       Operations/production services                --                 --            171,000                 --
       Rental income                             25,759              3,750             52,009              7,500
       Miscellaneous                             21,179               (250)            47,211             (1,573)
       Interest income                              529                607              1,899              1,717
                                           ------------       ------------       ------------       ------------

Net loss                                   $   (467,404)      $   (609,748)      $   (817,267)      $   (987,245)
                                           ============       ============       ============       ============

Net loss per common share                  $     (0.005)      $     (0.018)      $     (0.009)      $     (0.029)

Weighted average shares outstanding          95,840,843         34,691,506         95,840,843         34,691,506

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VERIDIEN CORPORATION
                            AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                               (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                               1999              1998
                                                           -----------       -----------
Cash flows from operating activities:
       Net gain/(loss)                                     $  (817,267)      $  (987,245)

Adjustments to reconcile net gain/(loss)
       to net cash:
       Depreciation and Amortization                       $    15,960       $     8,303
       (Increase)/Decrease in accounts receivable             (218,663)           81,553
       Prepaid and other current assets                         13,720           (46,959)
       Inventory                                               (53,572)           64,204
       Increase/(decrease) in accounts
            payable and accrued expenses                      (109,139)          288,740
       Due to Stockholders                                          --           141,000
       Deferred revenue                                             --                --
                                                           -----------       -----------
            Net cash (used) by operating activities        $(1,168,961)      $  (450,404)

Cash flow from investing activities:
       Purchase of property and equipment                  $   (15,845)      $    (2,766)
       Patent development                                           --                --
                                                           -----------       -----------
            Net cash (used) by investing activities        $   (15,845)      $    (2,766)

Cash flow from financing activities:
       Proceeds from convertible debentures                $  (640,569)      $   348,333
       Net proceeds from borrowings                            (84,475)         (103,849)
       Proceeds from sale of preferred and
            common stock                                     1,898,464           155,000

Net cash provided by financing activities                  $ 1,173,420       $   399,484

Net increase/(decrease) in cash                            $   (11,386)      $   (53,686)

Cash at beginning of year                                  $    17,158       $    88,045

Cash at end of quarter                                     $     5,772       $    34,359

With regard to commitments and contingencies referred to in our footnotes at December 31, 1998, as of June 30, 1999, settlements were completed at nominal cost involving litigation of potential rescission of common stock and the assertion by the Federal Aviation Authority (FAA) concerning an alleged violation of labeling of one shipment of product considered to be hazardous material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER - JUNE 30, 1999 COMPARED WITH JUNE 30, 1998, AND SIX-MONTHS ENDED JUNE 30, 1999 COMPARED WITH JUNE 30, 1998

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1 contained elsewhere in this document.

OVERVIEW

We are organized as a Delaware corporation to engage in the development, manufacture, distribution, and sale of disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them, and which are environmentally friendly, decomposing into harmless, naturally occurring organic molecules. To this end, the Company has developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer, made in accordance with the applicable FDA Monograph. The Corporation has incurred losses since its incorporation. At June 30, 1999, the Corporation had an accumulated deficit of $28,406,718. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

Second Quarter - June 30, 1999 Compared with June 30, 1998

Consolidated gross revenues for second quarter 1999 decreased by $62, or to $143,249 compared with $143,311 in second quarter 1998.

o Gross revenue from product sales decreased for second quarter 1999 by $43,422, or 31%, to $95,782 compared with $139,204 in second quarter 1998.
  During this time, we devoted a substantial amount of effort towards planning our marketing strategy and adding new products for distribution. We were granted the U.S. marketing rights for products of a Canadian medical manufacturer. The decrease in sales revenue was primarily due to one major network marketing customer, Nutrition For Life, Inc., refocusing their marketing efforts to another type of product. A second factor contributing to the sales decline was the startup time required for a new dental master distributor to create marketing literature and orient their distribution channel. The Company will now serve directly as coordinator of other distributors in the medical and dental markets.

o Gross rental income for second quarter 1999 increased by 586% to $25,759 compared with $3,750 in second quarter 1998. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products.

o They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

o Gross miscellaneous income for second quarter 1999 increased by $21,429 to $21,179 compared to $(250) in second quarter 1998. Virtually all the increase is due to reimbursement of certain facility costs associated with contract fill manufacturer.

o Interest income for second quarter 1999 decreased by $78 or 12.8% to $529 compared with $607 in second quarter 1998.

Consolidated gross expenses for second quarter 1999 decreased by $142,406 or 18.9% to $610,653 compared with $753,059 in second quarter 1998.

o The cost of goods sold for second quarter 1999 decreased by 39.1% to $41,289 compared with $67,818 in second quarter 1998. There was a decrease in the cost of goods ratio as a percentage of sales to 43.1% in second quarter 1999 compared to 48.7% in second quarter 1998. The decrease in the cost of sales resulted primarily from the decreased overhead to the contract fill manufacturer fulfilling production within the plant facility and the continuing of lower fixed overhead applied to lower sales volume.

o General, selling, and administrative expenses for second quarter 1999 decreased by 7.2% to $388,617 compared with $419,035 in second quarter 1998. The decreases that affected general and administrative costs were associated with reduced wage expense of general operation personnel for second quarter 1999 that decreased by 41.3% to $34,316 compared with $58,460 in second quarter 1998. During second quarter 1999, sales expense increased by 51.5% to $57,455 compared with $37,904 in second quarter 1998. This increase was due to the addition of sales personnel and related marketing costs.

o Research and development for second quarter 1999 decreased $94,938 or 50.4% to $93,101 compared with $188,039 in second quarter 1998. The decrease can be contributed primarily to the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant. However, the cost of continuing patent applications has increased.

o Interest expense for second quarter 1999 increased by 12.1% to $87,646 compared with $78,167 in second quarter 1998. The increase in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

o Operating losses decreased to $467,404 second quarter 1999 from $609,748 in second quarter 1998. This represented a 23.3% decrease in operating losses.

   SECOND QUARTER ENDED JUNE 30, 1999 VS. SECOND QUARTER ENDED JUNE 30, 1998


                                             Second Quarter                       Percentage of
                                                June 30,                           Net Revenue
                                        1999               1998               1999             1998
                                             (In thousands)
Net Sales                              $95,782           $139,204             100%             100%
Cost of Goods Sold                     $41,289            $67,818              43%              49%
Gross Profit                           $54,493            $71,386              57%              51%

Operating Expenses:
General, Selling &  Administrative    $388,617           $419,035             406%             301%
Research & Development                 $93,101           $188,039              97%             135%
(Loss) from Operations               $(427,225)         $(535,688)           (446)%           (385)%
Other Income (Expense) Net            $(40,179)          $(74,060)            (42)%            (53)%
Net (Loss) Before Taxes              $(467,404)         $(609,748)           (488)%           (438)%
Income Taxes                                $0                 $0               0%               0%
Net (Loss)                           $(467,404)         $(609,748)           (488)%           (438)%

Six-months ended June 30, 1999 Compared with Six Months Prior Year ended June 30, 1998

Consolidated gross revenues for the six months ended June 30,1999 decreased by $47,935, or 9.6%, to $448,156 compared with $496,091 during the same period of 1998.

o Gross revenue from product sales decreased for the first six months of 1999 by $312,410, or 63.9%, to $176,037 compared with $488,447 in 1998. During this time, we devoted a substantial amount of effort towards planning our marketing strategy and adding new products for distribution. We were granted the U.S. marketing rights for products of a Canadian medical manufacturer. The decrease in sales revenue was primarily due to one major network marketing customer, Nutrition For Life, Inc., refocusing their marketing efforts to another type of product. A second factor contributing to the sales decline was the startup time required for a new dental master distributor to create marketing literature and create new distribution channels. The Company will now serve directly as coordinator of other distributors rather than utilizing a master distributor.

o Gross revenue from operations/production services (OPS) for the six months ended June 30, 1999 was $171,000. OPS revenue is a new source of revenue for the Company. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to our contract fill company, which manufactures Veridien's products.

o Gross rental income for the six months ended June 30, 1999 increased by 593% to $52,009 compared with $7,500 in the same period of 1998. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products.

o They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

o Gross miscellaneous income for the first six months of 1999 increased by $48,784 to $47,211 compared to $(1,573) during the same period in 1998. Virtually all the increase is due to reimbursement of certain facility costs associated with contract fill manufacturer which has subleased a portion of the facility.

o Interest income for the first six months of 1999 increased by $182 or 10.5% to $1,899 compared with $1,717 during the same period of 1998.

Consolidated gross expenses for the first six months of 1999 decreased by $217,913 or 14.6% to $1,265,423 compared with $1,483,336 during the same period of 1998.

o The cost of goods sold for the six months ended June 30, 1999 decreased by 51.8% to $118,229 compared with $245,752 during the same period of 1998. There was an increase in the cost of goods ratio as a percentage of sales to 67.1% during the current year 1999 compared to 50.3% in the same period of 1998. The increase in the cost of sales resulted primarily from the increased overhead to the contract fill manufacturer fulfilling production within the plant facility and the continuing of fixed overhead applied to lower sales volume.

o General, selling, and administrative expenses for six months ended June 30,1999 increased by 6.2% to $848,110 compared with $798,119 during the same period of 1998. During the six months ended June 30, 1999, sales expense decreased by 35.5% to $95,943 compared with $148,785 during the same period of 1998. While the decrease was primarily due to lower sales activity in the first quarter of 1999, there has been a substantial increase in the second quarter of 1999 due to the addition of sales personnel and related marketing costs.

o Research and development for the first six months of 1999 decreased $82,584 or 35.7% to $148,919 compared with $231,503 during the same period of 1998. The decrease can be contributed primarily to the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant. However, the cost of continuing patent applications has increased.

o Interest expense for the first six months of 1999 decreased by 27.7% to $150,165 compared with $207,962 during the same period of 1998. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

o Operating losses increased to $939,221 during the first six months of 1999 from $786,927 during the same period of 1998. This represented a 19.3% increase in operating losses.

       SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998


                                                           Six Months ended                      Percentage of
                                                                June 30,                          Net Revenue
                                                        1999              1998               1999             1998
                                                            (In thousands)
Net Sales                                            $ 176,037          $ 488,447            100 %             100 %
Cost of Goods Sold                                   $ 118,229          $ 245,752             67 %              50 %
Gross Profit                                         $  57,808          $ 242,695             33 %              50 %

Operating Expenses:
General, Selling &  Administrative                   $ 848,110          $ 798,119            482 %             163 %
Research & Development                               $ 148,919          $ 231,503             85 %              47 %
(Loss) from Operations                               $(939,221)         $(786,927)          (534)%            (161)%
Other Income (Expense) Net                           $ 121,954          $(200,318)            69 %             (41)%
Net (Loss) Before Taxes                              $(817,267)         $(987,245)          (464)%            (202)%
Income Taxes                                         $       0          $       0              0 %               0 %
Net (Loss)                                           $(817,267)         $(987,245)          (464)%            (202)%

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30,1999, and June 30, 1998, we had working capital deficits of approximately $1,773,860 and $3,657,147, respectively. Our independent certified public accountants stated in their report on the 1998 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and have increased our marketing effort to major distribution agreements, which we expect will provide improved profit margins beginning in third quarter of 1999. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities, to fund operations. These financings and equity placements are included in the following descriptions.

Six Months Ended June 30, 1999

o During the six months ended June 30, 1999 we received proceeds from the sale of preferred and common stock in the amount of $1,898,464. In addition, the following activities were also related to financing issues:

        - During the six months ended June 30 1999, $145,000 of payables was converted into 1,722,500 shares of common stock, composed of 1,162,500 shares at $.08 and 560,000 shares at $.093 per share.

        - During the six months ended June 30, 1999, $640,567 of Convertible Debenture Principal and $139,800 of accrued interest was converted into 5,202,463 shares of common stock at the conversion rate of $.15. The convertible debentures maturing on December 31, 1998, were extended to June 30, 2000, and in consideration for the extension, the rate was reduced to the lower of the existing conversion rate or $.15 to August 31, 1999, thereafter reverting to the original conversion price which ranges from $.1851 to $.3868 per share.

        - During the six months ended June 30, 1999, $154,325 of Loan and Security Agreement Principal was converted by the holders to 15,000 shares of Series B Preferred Stock and 4,325,810 shares of Common Stock.

o During the six months ended June 30, 1999, $68,000 of short-term loans were obtained from a company controlled by the President/CEO of Veridien. We expect to repay these loans during 1999.

o During the six months ended June 30, 1999, accounts receivable increased $218,663 primarily due to increased obligations of our contract fill manufacturer for services provided by our Company. Additionally, approximately 12% of the increase is due to one customer's delinquent account.

o During the six months ended June 30, 1999, inventory increased 57.9% to $146,121. We plan to maintain this level of inventory in anticipation of providing quick delivery to new expected customers during the third and fourth quarters of 1999.

o We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

o As of August 1999, we have cash of approximately $74,000 and during September we expect cash flow of $200,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 60 days. During the quarter we created new sales planning methodology and increased our professional sales staff. The Company is generating the interest of several major distributors and anticipates increased sales to begin in the fourth quarter of 1999. Additional private placement funding will contribute to continuous operations of the Company.

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

We have material relationships with our two contract fill manufacturers who produce all of our product for distribution. We have begun the process of discussing their responses concerning their readiness with regards to Year 2000 issues. At this juncture, we have obtained information that leads us to believe their production equipment is not time/date sensitive and they believe production can continue as usual. However, they cannot confirm that all of their raw material suppliers will be in compliance with Year 2000 issues in a timely manner. The availability of product for distribution is a material issue to our Company. We expect to complete our discovery by August 31, 1999.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During June 1998, Veridien Corporation entered a settlement agreement in a lawsuit filed by Michael L. Childers as Trustee of the Money Purchase Plan, and Michael L. Childers and Deana F. Childers as Joint tenants, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas

County, Florida. The suit alleged that Veridien made misleading statements (which Veridien denied) including that the Food and Drug Administration (FDA) had approved a new product developed by Veridien. The Company settled this issue for an amount approximating legal costs with no liability acknowledged by either party.

During June 1998, Veridien Corporation entered a settlement agreement under Case No. 97-GL-76-0135 whereby the Federal Aviation Administration proposed to assess a civil penalty against the Company in the amount of $60,000 for one incident which lead to alleged violations of various Hazardous Material Regulations. This proposed civil penalty was based upon a shipment made by a Company employee of product samples intended for use at a trade show. While the Company did not agree with the facts averred by the FAA, or imply admissions by it, the Company's payment of $500 resolved the issue.

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

ITEM 5. OTHER INFORMATION

During the quarter, our Board of Directors approved entering into discussions to pursue the acquisition of a manufacturing and packaging company which services various product lines for the North American and International medical and consumer market places. We believe the proposed acquisition will enhance our ability to produce our products in a wide variety of packaging. Additionally, we anticipate utilizing the manufacturing company's existing distribution channels to market our products. At this time, we are engaged in discussions for this acquisition and are researching funding alternatives.

During the quarter, our company announced a strategic alliance agreement with a medical manufacturer and marketing firm in Canada. Our company was granted the rights to Sales, Marketing, and Distribution of this manufacturing company's products to be sold internationally and domestically. We are focusing a substantial portion of our sales team efforts towards fulfilling this agreement.

During the quarter, our company announced that we are pursuing acquisition candidates to broaden our distribution and manufacturing of health care and infection control products. We have subsequently identified a candidate and are pursing discussions at this time.

During the quarter, we were granted U.S. Patent No: 5,925,052 for having developed the UMBILICAL SURGICAL SCISSORS which prevent the spillage of blood during infant delivery. This product can reduce the risk associated with disease transmission through blood spillage.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a)   Exhibit 27.1   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Veridien Corporation
                                            ------------------------------------
                                                         (Registrant)

Date August 13, 1999                        By /s/ Sheldon C. Fenton
     ---------------                           ---------------------------------
                                                   Sheldon C. Fenton
                                                   Chief Executive Officer

Date August 13, 1999                        By /s/ Andrew T. Libby, Jr.
     ---------------                           ---------------------------------
                                                   Andrew T. Libby, Jr.
                                                   Chief Financial Officer