Form 10QSB/A
period 1999-03-31
VERIDIEN CORP
filed 1999-11-12
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number                  000-25555
                               -----------------------------------------------


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

Yes [X]   No [ ]

                               TABLE OF CONTENTS


                                                                          Pages
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................  3-6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 7-11



PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities................................   11

Item 6.    Exhibits and Report on Form 8-K
           (a)  27.1  Financial Data Schedule.............................   11


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
                                                        ========          ========


                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Balance Sheets - Continued
                                  (Unaudited)
                      March 31, 1999 and December 31, 1998

                                                                                    March 31, 1999        December 31, 1998
                                                                                    --------------        -----------------
                Liabilities and Deficit in Stockholders' Equity
                -----------------------------------------------

Current liabilities:
    Notes payable                                                                    $  1,068,124           $  1,066,273
    Accounts payable                                                                      301,990                244,343
    Accrued compensation                                                                   42,334                 39,000
    Other accrued liabilities                                                             803,042                949,059
    Due to stockholders                                                                   189,321                189,321
    Deferred revenue - licensing agreement                                                 87,418                 87,418
                                                                                     ------------           ------------
        Total current liabilities                                                       2,492,229              2,575,414

Convertible debentures                                                                  2,232,481              2,494,198
Deficit in Stockholders' Equity:
Undesignated preferred stock, $.001 par value,
    25,000,000 shares authorized
Convertible redeemable preferred stock,
    $10 par value, 100,000 authorized; 6,000 and 6,000
    issued and outstanding at March 31, 1999 and
    December 31, 1998                                                                      60,000                 60,000
Series B Preferred Stock,
    $.001 par value, 245,344 authorized, 154,163 and
    154,163 issued and outstanding at March 31, 1999
    and December 31, 1998                                                                     154                    154
    Common stock - $.001 par value; 200,000,000 shares
    authorized, 89,283,464 and 78,152,833 shares issued
    and outstanding at March 31, 1999 and December 31,
    1998                                                                                   89,283                 78,154

Additional paid-in capital                                                             23,781,711             22,858,790
Common stock warrants                                                                      26,399                 26,399
Accumulated deficit                                                                   (27,589,451)           (25,705,897)
Current Period Profit/(Loss)                                                             (349,863)            (1,883,554)
                                                                                     ------------           ------------
                                                                                       (3,981,767)            (4,565,954)
Stock subscriptions receivable                                                             (5,000)                (5,000)
                                                                                     ------------           ------------
Total Stockholders' Deficit                                                            (3,986,767)            (4,570,954)
                                                                                     ------------           ------------
                                                                                     $    737,943           $    498,658
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

o Gross revenue from product sales decreased for first quarter 1999 by $268,988 or 77% to $80,255 compared with $349,243 in first quarter 1998.
     The decrease in sales revenue was primarily due to one major network marketing customer, Nutrition For Life, Inc., refocusing their marketing efforts to another type of product. A second factor contributing to the sales decline was the startup time required for a new dental master distributor to create marketing literature and orient their distribution channel.

o Gross revenue from operations/production services (OPS) for first quarter 1999 was $171,000. OPS revenue is a new source of revenue for the Company during first quarter 1999 and is expected to continue at various levels throughout 1999. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to our contract-fill company, which manufactures Veridien's products.

o Gross rental income for first quarter 1999 increased by 600% to $26,250 compared with $3,750 in first quarter 1998. A portion of the company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products.

o They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

o Gross miscellaneous income for first quarter 1999 increased by $27,355 to $26,032 compared to $(1,323) in first quarter 1998. Virtually all the increase is due to a one-time recognition of gain on the finalization of previous year accrued expenses.

o Interest income for first quarter 1999 increased by $261 or 23.5% to $1,370 compared with $1,109 in first quarter 1998.

Consolidated gross expenses for first quarter 1999 decreased by $75,507 or 10.3% to $654,770 compared with $730,277 in first quarter 1998.

o The cost of goods sold for first quarter 1999 decreased by 56.7% to $76,940 compared with $177,934 in first quarter 1998. The increase in the cost of goods ratio as a percentage of sales was 96% in first quarter 1999 compared to 51% in first quarter 1998. The increase in the cost of sales resulted primarily from the increased overhead to the contract fill operator fulfilling production within the plant facility and the continuing costs of fixed overhead applied to lower sales volume.

o General, selling, and administrative expenses for first quarter 1999 increased by 21.2% to $459,494 compared with $379,084 in first quarter 1998. The increases that affected general and administrative costs were associated with professional consulting and accounting fees for first quarter 1999 that increased by 343% to $195,742 compared with $44,163 in first quarter 1998. The increase in professional fees during first quarter 1999 resulted from the early completion of the consolidated audited financials for fiscal year ended 1998, and additional consulting services for public relations and public reporting company expenses. During first quarter 1999, sales expense decreased by 65% to $38,488 compared with $110,881 in first quarter 1998. This decrease was due to the discontinuance of a sales consulting contract with a promotional organization.

o Research and development for first quarter 1999 increased $12,354 or 28.4% to $55,818 compared with $43,464 in first quarter 1998. The increase can be contributed primarily to increased activity associated with the continuing development of Sterihol-Plus, a cold chemical sterilant. Additionally, the cost of continuing patent applications has increased.

o Interest expense for first quarter 1999 decreased by 51.8% to $62,518 compared with $129,795 in first quarter 1998. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

o Operating losses decreased to $349,863 first quarter 1999 from $377,498 in first quarter 1998. This represented a 7.3% decrease in operating losses.

   FIRST QUARTER ENDED MARCH 31, 1999 VS. FIRST QUARTER ENDED MARCH 31, 1998


                                                 First Quarter                  Percentage of
                                                   March 31                      Net Revenue
                                            --------------------            --------------------

                                            1999            1998            1999            1998
                                            ----            ----            ----            ----
                                                (In thousands)

Net Sales                                   $  80           $ 349            100%            100%
Cost of Goods Sold                             77             178             96%             51%
Gross Profit                                    3             171              4%             49%

Operating Expenses:
General, Selling & Administrative             459             379            573%            109%
Research & Development                         56              43             70%             12%
(Loss) from Operations                       (512)           (251)         (640)%           (72)%
Other Income (Expense) Net                    162            (126)           203%           (36)%
Net (Loss) Before Taxes                      (350)           (377)         (438)%          (108)%
Income Taxes                                    0               0              0%              0%
Net (Loss)                                  $(350)          $(377)         (438)%          (108)%


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

o During first quarter 1999, we received proceeds from the sale of preferred and common stock in the amount of $674,878.

o During first quarter 1999, $93,000 of debt was converted into 1,162,500 shares of common stock at the conversion rate of $.08 per share.

o During first quarter 1999, $261,717 of Principal Convertible Debentures and $32,033 of accrued interest was converted into 1,958,334 shares of common stock at the conversion rate of $.15. The convertible debentures maturing on December 31, 1998, were extended to June 30, 2000, and in consideration for the extension, the rate was reduced to the lower of the existing conversion rate or $.15 to August 31, 1999, thereafter reverting to the original conversion price which ranges from $.1851 to $.3868 per share.

o During the quarter ended March 31, 1999, accounts receivable increased $151,699 primarily due to increased obligations of our contract fill manufacturer for services provided by our company. Additionally, approximately 25% of the increase is due to one customer's delinquent account.

o During the first quarter 1999, inventory increased 55.9% to $144,331 compared with $92,549 at December 31, 1998. The increase resulted primarily from stocking inventory in anticipation of increased sales in 1999.

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

o As of April 1999, we have cash of approximately $129,000 and during May and June we expect cash flow of $150,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 60 days. During the quarter we created new sales planning methodology and increased our professional sales staff. The Company anticipates increasing sales to begin in the third quarter of 1999, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

Year 2000 Compliance

We have analyzed our internal requirements and methods of complying with the Year 2000 issue concerning our IT systems and non-IT systems utilized in both R&D functions and general operations. A competent computer company has performed a systems and software analysis and has recommended a course of action to meet Year 2000 compliance requirements. The analysis has indicated certain IT-systems and our accounting software is not Year 2000 compliant.

We have defined and developed our reporting and operations criteria and have selected and purchased the appropriate computer equipment and accounting software that would provide for full Year 2000 compliance and the adequate protection of company assets and information. We expect the cost of obtaining and installing new computer equipment and accounting software to be less than $50,000. We are currently installing the equipment and software and should be completed by November 5, 1999. In the unlikely event that we are not successful in implementing our plans for upgrading our accounting software, we have identified an accounting firm that could produce computerized financial statements for our Company. We have identified an additional contract fill manufacturer capable of providing finished product ready for sale to our distributors. We do not anticipate any material increase in cost of goods by retaining such an additional manufacturer.

We find that non-IT systems, such as scales and balances, utilized in R&D and general operations of equipment are not date sensitive, therefore, the Year 2000 issue is not expected to require any changes to these existing systems.

We have material relationships with our two contract fill manufacturers who produce all of our product for distribution. We have completed the process of discussing their responses concerning their readiness with regards to Year 2000 issues. At this juncture, we have obtained information that leads us to believe their production equipment is not time/date sensitive and they believe production can continue as usual. They are continually confirming with all of their raw material suppliers on the anticipated completion of their Year 2000 compliance. The availability of product for distribution is a material issue to our Company. We expect to complete our discovery by November 5, 1999.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. While we believe our existing contract fill manufacturers will be successful in locating alternative sources of our commonly available raw materials and converting these into finished products, we have begun a search for an additional contract fill manufacturer who can assure us of the timely production of products. We anticipate having selected such a manufacturer by November 5, 1999.


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



                                       Veridien Corporation
                                       ----------------------------------------
                                       (Registrant)


Date: November 10, 1999                By /s/ Sheldon C. Fenton
                                         --------------------------------------
                                              Sheldon C. Fenton
                                              Chief Executive Officer


Date: November 10, 1999                By /s/ Andrew T. Libby, Jr.
                                         --------------------------------------
                                              Andrew T. Libby, Jr.
                                              Chief Financial Officer