Form 10QSB/A
period 1999-06-30
VERIDIEN CORP
filed 1999-11-12
CIK 1064011

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................7-13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................13

Item 3.  Defaults Upon Senior Securities.............................................................14

Item 5.  Other Information...........................................................................14

Item 6.  Exhibits and Report on Form 8-K
         (a) Exhibits
             10.21 Norpak Manufacturing Inc. Agreement...............................................14
             27.1 Financial Data Schedule............................................................14

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
                                                             =========           =========

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Balance Sheets - Continued
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998


                                                                   June 30, 1999       December 31, 1998
                                                                   -------------       -----------------
                   Liabilities and Deficit in
                      Stockholders' Equity
Current liabilities:
       Notes payable                                               $    981,798           $  1,066,273
       Accounts payable                                                 302,293                244,343
       Accrued compensation                                              52,334                 39,000
       Other accrued liabilities                                        763,760                949,059
       Due to stockholders                                              189,321                189,321
       Deferred revenue - licensing agreement                            87,418                 87,418
                                                                   ------------           ------------
            Total current liabilities                              $  2,376,924           $  2,575,414
Long-term liabilities:
       Obligation under capital lease                              $      4,876           $         --
                                                                   ------------           ------------
            Total long-term liabilities                            $      4,876           $         --
Convertible debentures                                             $  1,853,629           $  2,494,198
Deficit in Stockholders' Equity:
       Undesignated preferred stock, $.001 par
            value, 25,000,000 shares authorized
            Convertible redeemable preferred stock,
            $10 par value, 100,000 authorized; 6,000
            and 6,000 issued and outstanding at
            June 30, 1999 and December 31, 1998                    $     60,000           $     60,000
       Series B Preferred Stock, $.001 par value, 245,344
            authorized, 169,163 and 154,163 issued and
            outstanding at June 30, 1999 and December
            31, 1998                                               $        169           $        154
       Common Stock - $.001 par value; 200,000,000 shares
            authorized, 99,830,070 and 78,152,833 shares
            issued and outstanding at June 30, 1999 and
            December 31, 1998                                      $     99,830           $     78,154
       Additional paid-in capital                                    24,733,018             22,858,790
       Common stock warrants                                             26,399                 26,399
       Accumulated deficit                                          (27,589,451)           (25,705,897)
       Current period profit/(loss)                                    (817,267)            (1,883,554)
                                                                   ------------           ------------
                                                                   $ (3,487,302)          $ (4,565,954)
       Stock subscriptions receivable                              $     (5,000)          $     (5,000)
                                                                   ------------           ------------
            Total stockholders' deficit                            $ (3,492,302)          $ (4,570,954)
                                                                   ------------           ------------
                                                                   $    743,127           $    498,658
                                                                   ============           ============

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                 June 30,
                                                1999                 1998               1999                1998
                                            ------------        ------------        ------------        ------------
Sales                                       $     95,782        $    139,204        $    176,037        $    488,447

Operating costs and expenses:
       Cost of sales                        $     41,289        $     67,818        $    118,229        $    245,752
       General, selling, and
            administrative                       388,617             419,035             848,110             798,119
       Research and Development                   93,101             188,039             148,919             231,503
                                            ------------        ------------        ------------        ------------
                                            $    523,007        $    674,892        $  1,115,258        $  1,275,374
                                            ------------        ------------        ------------        ------------

Loss from Operations                        $   (427,225)       $   (535,688)       $   (939,221)       $   (786,927)

Other income (expense):
       Interest expense                     $    (87,646)       $    (78,167)       $   (150,165)       $   (207,962)
       Operations/production services                 --                  --             171,000                  --
       Rental income                              25,759               3,750              52,009               7,500
       Miscellaneous                              21,179                (250)             47,211              (1,573)
       Interest income                               529                 607               1,899               1,717
                                            ------------        ------------        ------------        ------------

Net loss                                    $   (467,404)       $   (609,748)       $   (817,267)       $   (987,245)
                                            ============        ============        ============        ============

Net loss per common share                   $     (0.005)       $     (0.018)       $     (0.009)       $     (0.029)

Weight average share outstanding              95,840,843          34,691,506          95,840,843          34,691,506

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

       SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998


                                                          Six Months ended                       Percentage of
                                                              June 30,                            Net Revenue

                                                       1999               1998               1999              1998
                                                           (In thousands)
Net Sales                                             $176,037           $488,447             100%             100%
Cost of Goods Sold                                    $118,229           $245,752              67%              50%
Gross Profit                                           $57,808           $242,695              33%              50%

Operating Expenses:
General, Selling &  Administrative                    $848,110           $798,119             482%             163%
Research & Development                                $148,919           $231,503              85%              47%
(Loss) from Operations                               $(939,221)         $(786,927)          (534)%           (161)%
Other Income (Expense) Net                            $121,954          $(200,318)             69%            (41)%
Net (Loss) Before Taxes                              $(817,267)         $(987,245)          (464)%           (202)%
Income Taxes                                                $0                 $0               0%               0%
Net (Loss)                                           $(817,267)         $(987,245)          (464)%           (202)%

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

Six Months Ended June 30, 1999

o During the six months ended June 30, 1999, we received proceeds from the sale of preferred and common stock in the amount of $1,898,464. In addition, the following activities were also related to financing issues:

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

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)      EXHIBIT INDEX:

         10.21  Norpak Manufacturing Inc. Agreement

         27.1   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Veridien Corporation
                                       -----------------------------------------
                                                      (Registrant)


Date: November 10, 1999                By /s/ Sheldon C. Fenton
                                       -----------------------------------------
                                       Sheldon C. Fenton
                                       Chief Executive Officer


Date: November 10, 1999                By /s/ Andrew T. Libby, Jr.
                                       -----------------------------------------
                                       Andrew T. Libby, Jr.
                                       Chief Financial Officer