Form 10QSB
period 1999-09-30
VERIDIEN CORP
filed 1999-11-15
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________ to ____________

    Commission file number 000-25555

                              Veridien Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                               59-3020382
    -------------------------------       ---------------------------------
    (State or Other Jurisdiction of       (IRS Employer Identification No.)
    Incorporation or Organization)

    11800 28th Street North, St. Petersburg, Florida                33716
    -----------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

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

Yes [X]    No [ ]

                               TABLE OF CONTENTS

                                                                                  Pages
                                                                                  -----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................3-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................7-13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................13

Item 3.  Defaults Upon Senior Securities............................................14

Item 5.  Other Information..........................................................14

Item 6.  Exhibits and Report on Form 8-K
         (a) Exhibit
             27.1 Financial Data Schedule...........................................15

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1999 and December 31, 1998


                                                        September 30,      December 31,
                                                            1999               1998
                                                        -------------      ------------
Current Assets:
      Cash                                                $  31,993         $  17,158
      Accounts receivable - trade
      Less allowance for doubtful account of
          $6,096 and $6,096, respectively                   454,291           203,148
      Note receivable                                        22,500            22,500
      Inventory                                             128,497            92,549
      Prepaid expenses and other current assets              51,766            20,580
                                                          ---------         ---------
          Total current assets                            $ 689,047         $ 355,935

Property and equipment:
      Leasehold improvements                              $  83,806         $  83,806
      Furniture and fixtures                                390,133           372,697
                                                          ---------         ---------
                                                          $ 473,939         $ 456,503
Less accumulated depreciation                             $(423,974)        $(414,333)
                                                          ---------         ---------
                                                          $  49,965         $  42,170
Other Assets:
      Patents, less accumulated amortization of
          $484,739 and $482,378, respectively             $  29,643         $  32,004
      Loan costs, less accumulated amortization of
          $61,702 and $49,633, respectively                  16,092            28,160
      Security deposits and other assets                     38,071            40,389
                                                          ---------         ---------
                                                          $  83,806         $ 100,553
                                                          ---------         ---------
                                                          $ 822,818         $ 498,658
                                                          =========         =========

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Balance Sheets - Continued
                                  (Unaudited)
                    September 30, 1999 and December 31, 1998


                                                         September 30, 1999    December 31, 1998
                                                         ------------------    -----------------
               Liabilities and Deficit in
                Stockholders' Equity
Current liabilities:
      Notes payable                                          $  1,281,798         $  1,066,273
      Accounts payable                                            360,777              244,343
      Accrued compensation                                         70,446               39,000
      Other accrued liabilities                                   559,463              949,059
      Due to stockholders                                         189,321              189,321
      Deferred revenue - licensing agreement                       87,418               87,418
                                                             ------------         ------------
          Total current liabilities                          $  2,549,223         $  2,575,414
Long-term liabilities:
      Obligation under capital lease                         $      4,876         $         --
                                                             ------------         ------------
          Total long-term liabilities                        $      4,876         $         --
Convertible debentures                                       $    858,215         $  2,494,198
Deficit in Stockholders' Equity:
      Undesignated preferred stock, $.001 par value,
          25,000,000 shares authorized Convertible
          redeemable preferred stock, $10 par value,
          100,000 authorized; 6,000 and 6,000 issued
          and outstanding at September 30, 1999 and
          December 31, 1998                                  $     60,000         $     60,000
      Series B Preferred Stock, $.001 par value,
          245,344 Authorized, 169,163 and 154,163
          issued and outstanding at September 30,
          1999 and December 31, 1998                         $        169         $        154
      Common Stock - $.001 par value; 200,000,000
          shares authorized, 109,584,990 and
          78,152,833 shares issued and outstanding
          at September 30, 1999 and December 31, 1998        $    109,585         $     78,154
      Additional paid-in capital                               26,144,561           22,858,790
      Common stock warrants                                        26,399               26,399
      Accumulated deficit                                     (27,589,451)         (25,705,897)
      Current period profit/(loss)                             (1,335,759)          (1,883,554)
                                                             ------------         ------------
                                                             $ (2,584,496)        $ (4,565,954)
      Stock subscriptions receivable                         $     (5,000)        $     (5,000)
                                                             ------------         ------------
          Total stockholders' deficit                        $ (2,589,496)        $ (4,570,954)
                                                             ------------         ------------
                                                             $    822,818         $    498,658
                                                             ============         ============

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                        1999                 1998               1999                1998
                                    -------------       -------------       -------------       -------------
Sales                               $     116,789       $     206,940       $     292,826       $     695,387

Operating costs and expenses:
      Cost of sales                 $      57,227       $     104,979       $     175,456       $     350,730
      General, selling, and
          Administrative                  480,110             375,948           1,328,220           1,174,066
      Research and Development             72,013              59,267             220,932             290,770
                                    -------------       -------------       -------------       -------------
                                    $     609,350       $     540,194       $   1,724,608       $   1,815,566
                                    -------------       -------------       -------------       -------------

Loss from Operations                $    (492,561)      $    (333,254)      $  (1,431,782)      $  (1,120,179)

Other income (expense):
      Interest expense              $     (65,638)      $     (63,970)      $    (215,803)      $    (271,932)
      Operations/production
          services                             --                  --             171,000                  --
      Rental income                        26,005              17,540              78,014              25,040
      Licensing fee                            --                  --                  --                  --
      Miscellaneous                        13,482               1,573              60,693                  --
      Interest income                         220                 799               2,119               2,515
                                    -------------       -------------       -------------       -------------

Net loss                            $    (518,492)      $    (377,312)      $  (1,335,759)      $  (1,364,556)
                                    =============       =============       =============       =============

Net loss per common share           $      (.0049)      $      (.0078)      $      (.0139)      $      (.0350)

Weight average share
  outstanding                         105,377,222          48,199,958          95,892,546          38,769,693

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                               1999              1998
                                                           -----------       -----------
Cash flows from operating activities:
      Net gain/(loss)                                      $(1,335,759)      $(1,364,557)

Adjustments to reconcile net gain/(loss) to net cash:
      Depreciation and Amortization                        $    24,070       $    12,453
      (Increase)/Decrease in accounts
          receivable                                          (251,143)            8,706
      Prepaid and other current assets                         (31,413)          (42,907)
      Inventory                                                (35,948)          123,816

      Increase/(decrease) in accounts
          payable and accrued expenses                        (236,840)           77,568
      Due to Stockholders                                           --           141,000
      Deferred revenue                                              --           145,696
                                                           -----------       -----------
          Net cash (used) by operating
             activities                                    $(1,867,033)      $  (898,225)

Cash flow from investing activities:
      Purchase of property and equipment                   $   (17,436)      $    (7,994)
      Patent development                                            --                --
                                                           -----------       -----------
          Net cash (used) by investing
             activities                                    $   (17,436)      $    (7,994)

Cash flow from financing activities:
      Proceeds from convertible debentures                 $(1,374,266)      $   585,333
      Net proceeds from borrowings                             215,525        (1,713,186)
      Proceeds from sale of preferred and
          Common stock                                       3,058,045         2,041,422

Net cash provided by financing activities                  $ 1,899,304       $   913,569

Net increase/(decrease) in cash                            $    14,835       $     7,350

Cash at beginning of year                                  $    17,158       $    88,045

Cash at end of quarter                                     $    31,993       $    95,395

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER - SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998, AND NINE-MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1 contained elsewhere in this document.

OVERVIEW

We are organized as a Delaware corporation to engage in the development, manufacture, distribution, and sale of disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them, and which are environmentally friendly, decomposing into harmless, naturally occurring organic molecules. To this end, the Company has developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer, made in accordance with the applicable FDA Monograph. The Corporation has incurred losses since its incorporation. At September 30, 1999, the Corporation had an accumulated deficit of $28,925,210. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

Third Quarter - September 30, 1999 Compared with September 30, 1998

Consolidated gross revenues for third quarter 1999 decreased by $70,356 or to $156,496 compared with $226,852 in third quarter 1998.

o Gross revenue from product sales decreased for third quarter 1999 by $90,151, or 44%, to $116,789 compared with $206,940 in third quarter 1998.
     During this time, we devoted a substantial amount of effort toward planning our marketing strategy and adding new products for distribution. Utilizing our in-house research department, we have devoted substantial time to testing new products and regulatory compliance. Our sales decreased during the quarter as a result of our terminating an exclusive master dental distribution network. We have actively promoted our product line through trade-show presentations and direct sales calls on both existing and potential customers which management believes will significantly increase sales over the next six months.

o Gross rental income for third quarter 1999 increased by 48% to $26,005 compared with $17,540 in third quarter 1998. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract fill manufacturer that also manufactures Veridien's products.

o They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

o Gross miscellaneous income for third quarter 1999 increased by $11,909 to $13,482 compared to $1,573 in third quarter 1998. Virtually all the increase is due to reimbursement of certain facility costs associated with the contract fill manufacturer.

o Interest income for third quarter 1999 decreased by $579 or 72.5% to $220 compared with $799 in third quarter 1998.

Consolidated gross expenses for third quarter 1999 increased by $70,824 or 11.7% to $674,988 compared with $604,164 in third quarter 1998.

o The cost of goods sold for third quarter 1999 decreased by 45.5% to $57,227 compared with $104,979 in third quarter 1998. There was a decrease in the cost of goods ratio as a percentage of sales to 49.0% in third quarter 1999 compared to 50.7% in third quarter 1998. We anticipate maintaining a 50% cost of goods ratio as our contract fill manufacturer fulfilling production within the plant facility has stabilized raw material costs.

o General, selling, and administrative expenses for third quarter 1999 increased 27.7% to $480,110 compared with $ 375,948 in third quarter 1998. Events affecting general and administrative costs included a decrease of operating wages to $77,548 from $127,990 in 1998 due to the introduction of a contract fill manufacturer which reduced plant labor costs. At this same time, there was an increase in sales and marketing personnel and expenses from ($2,863) in third quarter of 1998 to $134,812 in third quarter 1999. Consultant expense for marketing and distribution planning increased during the quarter from $7,564 in 1998 to $57,127 in 1999.

o Research and development for third quarter 1999 increased $12,746 or 21.5% to $72,013 compared with $59,267 in third quarter 1998. The increase can be attributed to the addition of an assistant microbiologist needed to assist with testing and the continual cost of patent applications and renewals.

o Interest expense for third quarter 1999 increased by 2.6% to $65,638 compared with $63,970 in third quarter 1998. The increase in interest expense was due primarily to an increase in short term borrowing.

o Operating losses increased to $492,561 for third quarter 1999 from $333,254 in third quarter 1998. This represented a 47.8% increase in operating losses and was due to the combination of lower product sales and enhanced focus on marketing and planning activities for a re-launch of our products with enhanced label claims.

           THIRD QUARTER ENDED SEPTEMBER 30, 1999 VS. THIRD QUARTER
                            ENDED SEPTEMBER 30, 1998


                                           Third Quarter          Percentage of
                                           September 30,           Net Revenue
                                    -----------------------      --------------
                                       1999         1998         1999      1998
                                    ---------     ---------      ----      ----

Net Sales .......................   $ 116,789     $ 206,940      100%      100%
Cost of Goods Sold ..............   $  57,227     $ 104,979       49%       51%
Gross Profit ....................   $  59,562     $ 101,961       51%       49%


Operating Expenses:
General, Selling & Administrative   $ 480,110     $ 375,948      411%      182%
Research & Development ..........   $  72,013     $  59,267       62%       29%
(Loss) from Operations ..........   $(492,561)    $(333,254)    (422)%    (161)%
Other Income (Expense) Net ......   $ (25,931)    $ (44,058)     (22)%     (21)%
Net (Loss) Before Taxes .........   $(518,492)    $(377,312)    (444)%    (182)%
Income Taxes ....................   $       0     $       0        0%        0%
Net (Loss) ......................   $(518,492)    $(377,312)    (444)%    (182)%



Nine-months ended September 30, 1999 Compared with Nine Months Prior Year ended September 30, 1998

Consolidated gross revenues for the nine months ended September 30,1999 decreased by $118,290, or 16.3%, to $604,652 compared with $722,942 during the same period of 1998.

o Gross revenue from product sales decreased for the nine months ended September 30, 1999 by $402,561 or 57.9%, to $292,826 compared with
     $695,387 in 1998. During this time, we devoted a substantial amount of effort toward planning our marketing strategy and adding new products for distribution. Utilizing our in-house research department, we have devoted substantial time to testing new products and regulatory compliance. Our sales decreased during this period as a result of our terminating an exclusive master dental distribution agreement and company employees will directly oversee the expansion of our distribution network. Sales also declined during this period due to the major network marketing customer refocusing their marketing efforts to another type of product. We have actively promoted our product line through trade-show presentations and direct sales calls on both existing and potential customers. We were granted the U.S. certain marketing rights for products of a Canadian medical products manufacturer and have begun sales support activities in pursuit of increasing sales.

o Gross revenue from operations/production services (OPS) for the nine months ended September 30, 1999 was $171,000. OPS revenue is a new source of revenue for the Company. We provide services on an as-needed basis and cannot anticipate or measure future demand, if any, for these services. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to our contract fill company, which manufactures Veridien's products.

o Gross rental income for the nine months ended September 30, 1999 increased by 212% to $78,014 compared with $25,040 in the same period of 1998. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products.

o They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

o Gross miscellaneous income for the first nine months of 1999 increased by $60,693 to $60,693 compared to $0 during the same period in 1998. Virtually all the increase is due to reimbursement of certain facility costs associated with contract fill manufacturer which has subleased a portion of the facility.

o Interest income for the first nine months of 1999 decreased by $396 or 15.7% to $2,119 compared with $2,515 during the same period of 1998.

Consolidated gross expenses for the first nine months of 1999 decreased by $147,087 or 7% to $1,940,411 compared with $2,087,498 during the same period of 1998.

o The cost of goods sold for the nine months ended September 30, 1999 decreased by 50% to $175,456 compared with $350,730 during the same period of 1998. There was an increase in the cost of goods ratio as a percentage of sales to 59.9% during the current year 1999 compared to 50.4% in the same period of 1998. The increase in the cost of sales resulted primarily from the increased overhead to the contract fill manufacturer fulfilling production within the plant facility and the continuing of fixed overhead applied to lower sales volume.

o General, selling, and administrative expenses for nine months ended September 30,1999 increased by 13.1% to $1,328,220 compared with $1,174,066 during the same period of 1998. During the nine months ended September 30, 1999, sales expense increased by 58.1% to $230,756 compared with $148,785 during the same period of 1998. The increase was due to the addition of sales personnel and related marketing costs in the second and third quarters. Consultant expense for marketing and distribution planning increased during the quarter from $7,564 in 1998 to $57,127 in 1999.

o Research and development for the first nine months of 1999 decreased by $69,838 or 24% to $220,932 compared with $290,770 during the same period of 1998. The decrease can be contributed primarily to the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant. However, the cost of continuing patent applications and renewals has increased. During the third quarter of 1999 we increased our staff by adding a senior microbiologist to enhance our product development.

o Interest expense for the first nine months of 1999 decreased by 20.6% to $215,803 compared with $290,770 during the same period of 1998. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

o Operating losses increased to $1,431,782 during the first nine months of 1999 from $1,120,179 during the same period of 1998. This represented a 27.8% increase in operating losses.


 NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

                                           Nine Months ended          Percentage of
                                             September 30,             Net Revenue
                                     ---------------------------      -------------
                                        1999            1998          1999      1998
                                     -----------     -----------      ---       ---

Net Sales .......................    $   292,826     $   695,387      100%      100%
Cost of Goods Sold ..............    $   175,456     $   350,730       60%       50%
Gross Profit ....................    $   117,370     $   344,657       40%       50%

Operating Expenses:
General, Selling & Administrative    $ 1,328,220     $ 1,174,066      454%      169%
Research & Development ..........    $   220,932     $   290,770       75%       47%
(Loss) from Operations ..........    $(1,431,782)    $(1,120,179)    (489)%    (161)%
Other Income (Expense) Net ......    $    96,023     $  (244,377)      33%      (41)%
Net (Loss) Before Taxes .........    $(1,335,759)    $(1,364,556)    (456)%    (202)%
Income Taxes ....................    $         0     $         0        0%        0%
Net (Loss) ......................    $(1,335,759)    $(1,364,556)    (456)%    (202)%


Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30,1999, and September 30, 1998, we had working capital deficits of approximately $1,860,176 and $2,065,891 respectively. Our independent certified public accountants stated in their report on the 1998 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have increased our marketing efforts to major distributor accounts, which we expect will provide improved profit margins beginning in fourth quarter of 1999. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities, to fund operations. These financings and equity placements are included in the following descriptions.

Nine Months Ended September 30, 1999

o During the nine months ended September 30, 1999, we received proceeds from the sale of preferred and common stock in the amount of $1,898,464. In addition, the following activities were also related to financing issues:

     - During the nine months ended September 30 1999, $255,383 of payables were converted into 2,737,982 shares of common stock; at an average price of $.109 for the third quarter 99 conversions and an average price of $.084 for conversions prior to June 30, 1999.

     - During the nine months ended September 30, 1999, $1,675,981 of Convertible Debenture Principal and $415,301 of accrued interest was converted into 13,941,901 shares of common stock at the conversion rate of $.15. The convertible debentures maturing on December 31, 1998, were extended to June 30, 2000, and in consideration for the extension, the rate was reduced to the lower of the existing conversion rate or $.15 to August 31, 1999, thereafter reverting to the original conversion price which ranges from $.1851 to $.3868 per share.

     - During the nine months ended September 30, 1999, $154,325 of Loan and Security Agreement Principal was converted by the holders to 15,000 shares of Series B Preferred Stock and 4,325,810 shares of Common Stock.

     - During the nine months ended September 30, 1999 $40,000 in convertible debentures were issued to three individuals. All three debentures are convertible to common stock at the rate of $.10 and carry an interest rate of 10% per annum. The terms range from six months to three years.

o During the nine months ended September 30, 1999, $138,000 of short-term loans were obtained from a company controlled by the President/CEO of Veridien and $230,000 of short-term loans were obtained from a non-affiliate.

o During the nine months ended September 30, 1999, accounts receivable increased $251,143 primarily due to increased obligations of our contract fill manufacturer for services provided by our Company.

o During the nine months ended September 30, 1999, inventory increased 38.8% to $128,497. We plan to maintain this level of inventory in anticipation of providing quick delivery.

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

o As of November 1999, we have cash of approximately $24,000 and during December we expect cash flow of $160,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 60 days. During the third quarter we created new sales planning methodology and increased our professional sales staff. The Company is generating the interest of several major distributors and is beginning to see increased sales to existing customers. Additional private placements and short term funding are expected to support continuous operations of the Company.

Year 2000 Compliance

We have analyzed our internal requirements and methods of complying with the Year 2000 issue concerning our IT systems and non-IT systems utilized in both R&D functions and general operations. A competent computer company has performed a systems and software analysis and has recommended a course of action to meet Year 2000 compliance requirements. The analysis had indicated that certain IT-systems and our accounting software was not Year 2000 compliant.

We have defined and developed our reporting and operations criteria and have selected and purchased the appropriate computer equipment and accounting software that would provide for full Year 2000 compliance and the adequate protection of company assets and information. We have completed installation of the equipment and software and are currently testing all facets for any irregularities. This testing should be completed by November 19, 1999. In the unlikely event that we are not successful in testing the equipment and software, we have identified an accounting firm that could produce computerized financial statements for our Company. We have also identified an additional contract fill manufacturer capable of providing finished product ready for sale to our distributors. We do not anticipate any material increase in cost of goods by retaining such an additional manufacturer.

We find that non-IT systems, such as scales and balances, utilized in R&D and general operations of equipment are not date sensitive, therefore, the Year 2000 issue is not expected to require any changes to these existing systems.

We have material relationships with our two contract fill manufacturers who produce all of our product for distribution. We have completed the process of discussing their responses concerning their readiness with regards to Year 2000 issues. At this juncture, we have obtained information that leads us to believe their production equipment is not time/date sensitive and they believe production can continue as usual. They are continually confirming with all of their raw material suppliers on the anticipated completion of their Year 2000 compliance. The availability of product for distribution is a material issue to our Company. We expect to complete our discovery by November 19, 1999.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse affect on Veridien to compete effectively in the marketplace. While we believe our existing contract fill manufacturers will be successful in locating alternative sources of our commonly available raw materials and converting these into finished products, we have begun a search for an additional contract fill manufacturer who can assure us of the timely production of products. We anticipate having selected such a manufacturer by November 19, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During June 1999, Veridien Corporation entered a settlement agreement in a lawsuit filed by Michael L. Childers as Trustee of the Money Purchase Plan, and Michael L. Childers and Deana F. Childers as Joint tenants, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas

County, Florida. The suit alleged that Veridien made misleading statements (which Veridien denied) including that the Food and Drug Administration (FDA) had approved a new product developed by Veridien. The Company settled this issue for an amount approximating legal costs with no liability acknowledged by either party.

During June 1999, Veridien Corporation entered a settlement agreement under Case No. 97-GL-76-0135 whereby the Federal Aviation Administration proposed to assess a civil penalty against the Company in the amount of $60,000 for one incident which lead to alleged violations of various Hazardous Material Regulations. This proposed civil penalty was based upon a shipment made by a Company employee of product samples intended for use at a trade show. While the Company did not agree with the facts averred by the FAA, or imply admissions by it, the Company's payment of $500 resolved the issue.

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

ITEM 5.  OTHER INFORMATION

During the second quarter, our Board of Directors approved entering into discussions to pursue the acquisition of a manufacturing and packaging company or the creation of certain joint ventures with said company which services various product lines for the North American and Internationalmedical and consumer market places. We believe the proposed acquisition will enhance our ability to produce our products in a wide variety of packaging. Additionally, we anticipate utilizing the manufacturing company's existing distribution channels to market our products. At this time, we are engaged in discussions for this acquisition and are researching funding alternatives.

During the second quarter, our company announced a strategic alliance agreement with a medical manufacturer and marketing firm in Canada. Our company was granted the rights to Sales, Marketing, and Distribution of this manufacturing company's products to be sold internationally and domestically. We are focusing a substantial portion of our sales team efforts toward fulfilling this agreement and the broadening of our infection control and healthcare product lines.

During the second quarter, our company announced that we are pursuing acquisition candidates to broaden our distribution and manufacturing of health care and infection control products. We have subsequently identified a candidate and are pursuing discussions at this time.

During the second quarter, we were granted U.S. Patent No: 5,925,052 for having developed the UMBILICAL SURGICAL SCISSORS which prevent the spillage of blood during infant delivery. This product can reduce the risk associated with disease transmission through blood spillage.

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



                                                 Veridien Corporation
                                       ----------------------------------------
                                                     (Registrant)


Date: November 15, 1999                By /s/ Sheldon C. Fenton
                                         --------------------------------------
                                              Sheldon C. Fenton
                                              Chief Executive Officer


Date: November 15, 1999                By /s/ Andrew T. Libby, Jr.
                                         --------------------------------------
                                              Andrew T. Libby, Jr.
                                              Chief Financial Officer