Form 10KSB
period 1999-12-31
VERIDIEN CORP
filed 2000-03-30
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                         Commission File Number 0-02555

                              Veridien Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


Delaware                                                59-3020382
--------------------------------------------------------------------------------
State of other jurisdiction                          (I.R.S. Employer
                                                        Identification No.)


11800 28th Street North, St. Petersburg, Florida               33716
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Issuer's telephone number        (727) 572-5500
                          -------------------------------

Securities registered under Section 12(b) of the Exchange Act:


Title of each class                         Name of each exchange on which
                                                        registered

-------------------------------------      -----------------------------------

-------------------------------------      -----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
------------------------------------------------------------------------------
                                (Title of class)
------------------------------------------------------------------------------

(Title of class)Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $415,491.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 21, 2000 of $.2375 the aggregate market value of voting stock held by non-affiliates is $21,285,854.



TABLE OF CONTENTS

PART I                                                                          PAGE
Item 1.           Description of Business                                          3

Item 2.           Description of Property                                         10

Item 3.           Legal Proceedings                                               11

Item 4.           Submission of Matters to a Vote of Security Holders             12


PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                             13

Item 6.           Management's Discussion and Analysis or Plan of Operation       17

Item 7.           Financial Statements                                            23

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                        42

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act               43

Item 10.          Executive Compensation                                          47

Item 11.          Security Ownership of Certain Beneficial Owners and Management  48

Item 12.          Certain Relationships and Related Transactions                  50

Item 13.          Exhibits and Reports on Form 8-K                                52

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION/HISTORICAL BACKGROUND

We were incorporated in Delaware on June 4, 1991 as "VCT Acquisitions II, Inc.". We then acquired all of the assets of another Delaware corporation called Viral Control Technology, Inc. On September 13, 1991, we changed our name to Viral Control Technology, Inc. On November 8, 1991, we again changed our name and became Veridien Corporation.

The "Viral Control Technology, Inc." from which we acquired our assets was created on August 3, 1989 by a reverse acquisition of a public shell called Valencia Enterprises, Inc. by a private company named Viral Control Technology, Inc. The original Viral Control Technology, Inc. was organized in Delaware on August 10, 1988 while Valencia Enterprises was organized in Utah on February 10, 1984. Valencia, which had changed its name to Viral Control Technology, Inc. after the reorganization, was redomesticated in Delaware on December 14, 1990.

The original private company called Viral Control Technology, Inc. was organized by Paul L. Simmons and his wife. Mr. Simmons continues to be a director and a stockholder.

BUSINESS

We were founded to develop, manufacture, distribute and sell disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. To this end, we have developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer made in accordance with the applicable Food and Drug Administration
(FDA) Monograph, containing the patented VIRAHOL(R) composition. Our products are currently manufactured in a leased 38,000 square foot facility located in St. Petersburg, Florida.

We operate both a microbiological and chemical laboratory and perform directly or contract out our research and development activities (R&D). R&D activities currently underway include analysis to support expanding our product claims to a broad range of new viruses and germs which we intend to assert effectiveness for our existing products, all of which employ the VIRAHOL(R) product. We are also actively testing new products to broaden our line of infection control products and other healthy lifestyle product lines.

CORPORATE FINANCE AND CAPITAL STRUCTURE

In October 1995 the Company entered into a Loan and Security Agreement with Dunvegan Mortgage Corporation. Dunvegan is a company of which the Company's current President and CEO (since June 1998) is an officer and director, but at the time of the transaction there was no affiliation. Under the terms of the Loan and Security Agreement, the lender was issued Common Stock Purchase Warrants which guaranteed the lender could maintain a 51% ownership interest in the Company so long as the debt was outstanding. Under the Loan and Security Agreement, Dunvegan loaned the Company $2,500,000 and received a 10% Convertible Senior Secured Promissory Note as evidence thereof.

In late 1997 it was noted that if all outstanding convertible securities were converted and all outstanding common stock purchase warrants were exercised the total number of shares issued and outstanding would exceed the then authorized 100,000,000 shares of Common Stock. Accordingly, on December 15, 1997 the Company's Board of Directors approved a capital-restructuring plan whereby preferred stock warrants would be issued in lieu of certain common stock warrants. So far, only the Dunvegan portion of the capital-restructuring plan has been implemented. On September 14, 1998 the Company designated the Series B Convertible Preferred Stock and authorized the Series B Convertible Preferred Stock Purchase Warrants. Thereupon, the total number of Common Stock Purchase Warrants held by Dunvegan was reduced by the Common Stock equivalent of the Preferred Stock Purchase Warrants issued.

That same day, Dunvegan elected to exercise a portion of its common stock and preferred stock warrants and used $1,575,166 of the $2,500,000 indebtedness in payment of the warrant exercise prices. At that time, based on a calculation of 51% of the Company's equity ownership, Dunvegan exercised 33,530,973 Common Stock Purchase Warrants and 154,163 Preferred Stock Purchase Warrants and received 33,530,973 shares of the Company's Common Stock and 154,163 shares of the Company's Series B Preferred Stock. Since the 154,163 shares of the Company's Series B Preferred Stock are convertible into 3,089,449 shares of the Company's Common Stock, the calculated exercise price per share of Common Stock was $.043. The remaining loan balance of $924,834 was assigned to another lender.

The new holder of the Loan and Security Agreement has exercised the conversion provision twice during 1999. On June 11, 1999 the lender was issued 4,626,410 common shares and 15,000 Series B Preferred shares and on December 16, 1999 the lender was issued 7,457,000 common shares and 32,495 Series B Preferred shares. The total amount converted was $405,495. The balance remaining under the Loan and Security Agreement at December 31, 1999 and at March 21, 2000 is $519,340.

PRODUCTS

Our products are designed for use both in health care delivery environments and for consumer and commercial applications where disinfectants and antiseptics are sought. The patented VIRAHOL(R) composition is the basic infection control ingredient used in the majority of our products. Our disinfectant products are sold ready to use, not requiring dilution, and accomplish their germicidal effects without the need for inherently toxic compounds, such as quaternary ammonium compounds, phenols, iodophors, and chlorine, which may leave sublethal toxic films that can exert genetic pressure on pathogens to alter themselves to more resistant forms.

VIRAHOL(R) has been acknowledged by the United States Department of Agriculture
(USDA) as acceptable as an antimicrobial agent for surfaces requiring a water rinse and requires no mask and/or gloves for application.

VIRAHOL(R) usage eliminates the need to use toxic chemicals, however dilute they may be, as disinfectants and antiseptics in the home, hospital, dental office, restaurant, and any other environment where people are exposed to pathogens.

Our products include the following under our own trademarks or as private label products.

         VIRAHOL(R) - Non-toxic, ready to use, hard surface disinfectant/cleaner, tuberculocide, bactericide, virucide, and fungicide packaged in sizes ranging from 1.2 oz. pump sprays to 55 gallon drums. No aerosols, which may harm the environment, are employed in any of our packaging. VIRAHOL(R) can be sprayed or wiped onto surfaces such as toilet seats, door handles, public telephones, counter tops, etc. Because of its wide range of materials compatibility, it can be used full strength on bedspreads and all types of fabrics. Because VIRAHOL(R) is not water-based, it is a cleaner and disinfectant product for all types of electronic equipment, including computer keyboards and monitors.

         VIRAGEL(R) - Waterless, antiseptic hand sanitizer packaged in sizes ranging from a 1/2 oz. packet or purse container to 800 ml wall mounted commercial sized dispensers with sealed replacement bags supplying over 1,000 applications. VIRAGEL(R) is to be used to supplement routine hand washing for the family or for the person on the job when no water is available, to kill a wide variety of pathogens fast. VIRAGEL(R) contains a moisturizing formula and will not dry out the hands. VIRAGEL(R) employs a premium grade thickener, insuring long product stability and the right feel in the hands. Among the many pathogens killed in 30 seconds or less with VIRAGEL(R) are bacteria know to cause intestinal disorders, such as Salmonella and E.coli, and secondary infections such as Staphylococcus, including strains of genetically altered pathogens resistant to certain antibiotics.

VIRAHOL(R) products are also marketed in several different kit assemblies designed for sales through various customer market segments. Different kits are available for catalog sales, direct TV and radio sales, multi-level marketing, fund raising sales, and the travel and hospitality industry.

THE COMPETITION AND VIRAHOL(R)

We have many competitors in our major product categories: (i) hard surface disinfectants, (ii) waterless antiseptic hand sanitizers, and (iii) first aid antiseptic sprays. The competitors, which include such companies as Johnson & Johnson, Procter & Gamble, Clorox, Quest, Inc., Betco, and Gojo Industries, have recognized national brands that include Clorox, Lysol, First Medic, Quest, Sporidicin, Metricide, and Purell. The competitors' products are based primarily on an aqueous solution. Many of these products contain ingredients from one of the following four families of ingredients: ammonium, phenol, chlorine, and/or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are toxic skin penetrants. Our product line, containing the patented VIRAHOL(R) composition, has as the basic underlying characteristic that the products are non-toxic and no-skin penetrating. The products are non-aqueous based with the primary active ingredient being isopropyl alcohol. Other active ingredients in our composition are propylene glycol and citrus oils. Propylene glycol is a wetting agent that retards evaporation and aids in the penetration of cell walls as well as lowers flammability. Isopropyl alcohol and propylene glycol combine to create a synergistic action that makes the formulation more effective than alcohol without other ingredients.

To the best of our knowledge, no competitive products have the inherently non-toxic feature of the patented VIRAHOL(R) composition, complete biodegradability and efficacy against a broad range of pathogens. It has been easier and cheaper for our competition to-date to employ toxic materials, diluted with water, as disinfectants, than to find how to create an inherently non-toxic formulation. That is why we have a proliferation of products containing chlorine, ammonia, and pine oil. Government and environmental agencies are starting to focus on the negative aspects of toxicity in disinfectants and may prohibit the use of such products in the market place.

Many of our competitors, recognizing an untapped market potential in changing consumer awareness in disease transmission, are expanding the market through various marketing campaigns. This market expansion is deemed to be of great importance to us as increased market growth of the market base (due to increased awareness) will allow for an easier penetration by our products.

COMPANY SALES AND PRICING STRATEGIES

Our sales team consists of sales professionals who are supported by customer service representatives and a technical support staff. Our field representatives are responsible for sales calls on all classes of trade as well as attending trade shows. Supplementing their efforts we have selected manufacturer's representatives in key strategic markets. We intend to expand our use of manufacturer's representatives as our growth in sales and capital resources permit. We have completed training sessions with several large distributor companies and intend to continue such programs as a major part of our sales program.

Although the VIRAHOL(R) composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors' pricing to emphasize the clear price/value comparison. We revised our prices during 1999 to take advantage of various size containers which are in demand. We believe that our current pricing structure will allow us margins which can support the Company at the anticipated volume of sales during the next year.

MARKETING STRATEGY AND KEY MARKET SEGMENT

Our marketing strategy will use a three-pronged approach that includes a significant product line expansion. For Veridien to become a viable supplier for its target customer base, we must provide a broad product line. Such a line will be developed based on our three-pronged strategy. First and foremost, we will continue to provide the Medical and Dental markets with our branded VIRAGUARD(R) Gel and Disinfectant. In addition, we will launch a new line of towelettes in single-use packages as well as 60- and 160-count canisters for both hand and surface applications. This will require a wide range of marketing support to pull through product, and we have budgeted to provide advertising and promotional support. We have actively pursued these markets, and believe we have established the foundation upon which we can build our core business.

The second prong will focus on the mass merchandise consumer market, previously considered too difficult to penetrate. In late 1999 we formed a strategic business alliance with SunSwipe, Inc., a company that develops and markets products and packaging for the mass merchandise consumer market. In March 2000 we acquired 50% of SunSwipe, including their proprietary product line. Addition of the SunSwipe product line allows us to implement our strategy to offer an expanded line of products for a healthy lifestyle. The SunSwipe towelette product line, including an innovative single-use towelette impregnated with sunscreens, repellents and anti-microbial agents, is a significant addition to our VIRAGUARD(R) Gel and Disinfectant products. SunSwipe towelettes are sold in individual single-use packages and 60- and 160-count canisters. SunSwipe products are sold at major retailers such as Wal-Mart, K-Mart, CVS drugstores, Walgreens, Price Chopper, and Albertsons. We believe this market offers great opportunity if we position ourselves properly. The towelette business is one of the fastest growing segments in the retail market, and our products afford our mass merchandise marketers the opportunity to market disinfectant products that are safe and effective, as well as offering the canister line currently in short supply. The canister line will allow us to piggyback other core products into retail stores and gain additional SKUs and shelf space. This effort will require funding to support retailers' promotional activity necessary to grow sales and market share. SunSwipe will also feature our VIRAGUARD(R) products, which will also increase our exposure in the retail sector. Our products will be offered to retailers in both private label and branded form.

The third prong of our approach will focus on identifying niche strategies and customers. We have already identified many niche markets, and we believe these untapped markets offer significant potential for our products. These niche areas include multilevel marketers, EMS, food manufacturers, zoos and veterinarians, schools, restaurants, promoters and fund raisers. Several of these niche marketers already purchase our VIRAGUARD(R) products.

We have also established a new subsidiary, Norpak (U.S.), Inc., which will principally market and distribute products manufactured by Norpak Manufacturing Inc. and other similar companies (see Item 12). These products include alcohol swabs, iodine swabs, and towelettes. In addition, Veridien products will be featured on its website to utilize E-Commerce sales opportunities.

SALES STRATEGY

Our sales team consists of a field manager and newly appointed field representatives with a technical background. They are responsible for calling on all classes of trade as well as attending trade shows. Supplementing their efforts will be select manufacturers' representatives in key strategic markets. As we grow, we expect to increase our sales staff; a highly qualified customer service representative will supplement the field activity, handling incoming orders and inquiries.

AVAILABILITY OF RAW MATERIALS

The largest ingredients by weight for the VIRAHOL(R) composition are isopropyl alcohol and propylene glycol. Both of these chemicals are readily available from a wide variety of sources nationally and internationally, at competitive prices. Although we prefer to use isopropyl alcohol as the monohydric alcohol and propylene glycol as the polyhydric alcohol, our patent covers the full range of both of these alcohol's so that a wide variety of choices are available should a shortage in one or more chemicals occur. Substantial numbers of companies produce both the plastic and corrugated packaging used by the Company. Trade secret ingredients are employed for fragrances used in the Company's products but are available from several sources.

GOVERNMENTAL REGULATION

Those who develop products to control pests are subject to regulation under several Federal Laws. However, only certain pest control products are subject to registration. The Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and Federal Food, Drug, and Cosmetic Act (FFDCA) As Amended by the Food Quality Protection Act (FQPA) of August 3, 1996, requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term "pesticide," as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must register that product in every state and pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.

In order to "produce," defined to mean "to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide, . . " the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the US EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year US and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

The Company currently has two products registered with the United States Environmental Protection Agency. They are as follows:

A. VIRAHOL(R) Hospital Disinfectant/Cleaner & Instrument Presoak, assigned EPA Registration No. 60142-1, and has an EPA accepted label, is designed for effective disinfecting, cleaning and deodorizing of hard inanimate surfaces such as walls, sink tops, tables, chairs, telephones and bed frames.

B. VIRAHOL(R) Hospital Surface Disinfectant Towelette, assigned EPA Registration No. 60142-3, and has an EPA accepted label, is designed for effective cleaning, disinfecting and deodorizing of hard non-porous, inanimate surfaces such as walls, sink tops, tables, chairs, telephones and bed frames.

The Company facility in which the product(s) is produced is registered and assigned EPA Establishment No. 60142-FL-1.

In addition, the Company manufactures and distributes Antiseptic Drug Products per 21 CFR Parts 333 and 369 and respective monographs, Topical Antimicrobial Drug Products for Over-the-Counter Human Use. Veridien Corporation's establishment is registered and a Labeler Code Number was assigned. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA).

All regulated products, EPA and FDA, are manufactured in compliance with Good Manufacturing Practices (GMPs).

CANADIAN LICENSING

We have entered into an agreement with Backcourt Industries, Inc. (BII), Toronto, Canada, licensing BII to produce and market the VIRAHOL(R) line in Canada. BII is completing product registrations with Health Canada and plans to market VIRAHOL(R) under the VIRAGUARD(R) trade name primarily through retail distribution channels in specialty and mass merchandisers in Canada. To date, BII has successfully placed our products in national and regional drugstore chains with over 800 locations in Canada. The product has received strong preliminary acceptance in Canada and aggressive sales are forecast.

RESEARCH AND DEVELOPMENT

Research and development expenditures for 1999 were $370,667. This was a decrease of $6,677 or 2% compared with expenditures of $377,344 in 1998. Our research focus has shifted from the development of new products to seeking additional applications for our existing products. We observed during the year that our products are effective against a wide range of bacteria and viruses heretofore unknown to us. We are continuing to pursue these findings and the outcome of our research may prove to be a benefit to our marketing campaign.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have had no need to spend monies on compliance with local, state and federal laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2000, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states that the registered product is currently sold and/or distributed.

NUMBER OF EMPLOYEES

We employ twelve persons, all of whom are full-time employees.


                  Department                      Number of Employees
                  ----------                      -------------------
                  Management & Finance                     4
                  Sales                                    3
                  R&D                                      3
                  Production & Administration              2

In addition to our employees, certain Board members, while not employees, provide substantial unpaid assistance to us. We also use consultants to assist with administration, operations, and marketing.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales, efforts, the outcome of contingencies and financial results. Any or all of the forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB, 8-KSB, and 10-KSB reports to the SEC.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

RISKS OF OUR BUSINESS

We are a small and relatively new company. To date, we have expended much of our efforts and funds on development of products. We have only recently begun concerted sales and marketing efforts. We are uncertain about the market acceptance of our products.

As a small company, we are highly dependent upon the efforts and abilities of our management. The loss of the services of any of them could have a substantial adverse effect on us. We have not purchased "key man" insurance policies on any of them.

To date the Company has not had significant sales. We expect the growth in our sales to come primarily from others, such as independent manufacturer's representatives and accessing existing distribution and fulfillment systems. We cannot be certain about our ability to attract and retain representatives until we have had greater experience with these groups and organizations. We are also uncertain about their sales effectiveness for our products.

We have expended substantial capital on developing our products and beginning sales and marketing. Until we are cashflow-positive from sales, we will need additional financing to fund our growth. We are uncertain about our ability to secure the financing. We are also uncertain about the costs of any financing which we may obtain.

We have many competitors in our major product categories. We are uncertain about our ability to compete effectively.

We must be able to manage our expected growth. This means we must increase our manufacturing capacity, expand and improve our timely management of orders, and secure sufficient, reliable shipping. We must also have the systems to handle ordering of raw materials and packaging supplies, as well as managing our inventories.

Although we are diversifying our product line to lessen our dependence on VIRAHOL(R), which is patented, that change will take time. Therefore, under present circumstances, if VIRAHOL(R) were to become subject to a problem such as loss of patent protection, regulatory proceedings, or pressure from a directly competitive product, the impact on our revenues could be significant.

RISKS OF OUR PRODUCTS

Our products, disinfectants and antiseptics, are subject to regulation by various governmental agencies. Typically, they must be tested before they can be introduced into the market. Our VIRAHOL(R) product is approved. We are uncertain about approvals of future products.

Any failure of our products to fulfill their stated purpose could result in lawsuits for product liability or breech of contract. We currently maintain product liability insurance. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition or business. Even unsuccessful claims would result in expenditure of funds in litigation, as well as diversion of management time and resources.



ITEM 2.  DESCRIPTION OF PROPERTY

At present, we lease a 38,000 square foot facility that integrates offices, warehouse space, manufacturing space and research and development space, located at 11800 28th Street North, St. Petersburg, Florida 33716. We are currently on a renewal option year of the lease that ends on June 30, 2000. The base rent is $20,317.15 a month. We have successive options to renew year-to-year until May 31, 2007. These premises should suffice for our administrative office for the foreseeable future; however, the total space is larger than we need. We are considering alternatives which would lower our rental cost.

In addition, we own full commercial chemical and microbiological research laboratories. We have a lease-to-buy on our phone voicemail system for $113.64 per month and currently lease a postage meter and copier. We have lease-to-buy agreements for our computer network system for $532.55 per month and individual personal computers for $219.41 per month. We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, file cabinets, and miscellaneous equipment.

PATENTS AND TRADEMARKS

Our VIRAHOL(R) composition is covered under U.S. patents 5,145,664 and 5,441,723. These patents have been assigned by the inventor to us. In addition, the VIRAHOL(R) composition is patented in Great Britain, Canada, Australia, New Zealand, and Mexico, and pending in Japan. We have additional patents in the U.S. and the European Economic Community for various formulations and medical devices, which remain under development. (See "Property of the Company".)

The Company also has numerous trade names registered in the U.S. The Company has patents for VIRAHOL(R) (Disinfectant) DSI, composition and usage are covered under U.S. Patent No. 5,145,663 issued September 8, 1992 and U.S. Patent No. 5,441,723 issued August 15, 1995. VIRAHOL(R) is also patented in Australia (SI), United Kingdom (DSI), Great Britain (DSII), Canada (DSI), New Zealand (DSII), Mexico (DSII); Patents in Japan DSI #2,904,917 issued June 14, 1999, Australia DSII (S.N. 73298/94), Canada DSII (S.N. 2166810). The company also holds patents for STERIHOL(R) (Cold Chemical) (CCSII) U.S. Patent No. 5,405,602 issued April 11, 1995 and METHOD (Sterilant) (CCSS) U.S. Patent No. 5,637,307 issued June 10, 1997. The Company has a U.S. Patent issued November 16, 1999 for a Cold Chemical Sterilant-UREA, Patent Nbr. 5,985,929, and a U.S. Patent for Umbilical Surgical Scissors under U.S. Patent No. 5,925,052 issued July 20, 1999. STERIHOL(R) is also patented in Australia (CCSII); Patent pending EPO (CCSII). The Company has U.S. Patents pending for an instrument sterilizer, S.N. 091296915, a Diagnostic Syringe Actuator Device, S.N. 5,891,052, and a 911 Medical Diagnostic Console, S.N. 5895354. The Company has Trademarks for the following brands: VIRAHOL(R)
(USA) registered September 24, 1991, Trademark number 1,657,969; VIRAGEL(R)
(USA) registered July 20, 1993, Trademark number 1,783,204; VIRAHOL(R) (Mexico) registered September 27, 1994, Trademark number 474,986; VIRASCRUB(R) (USA) registered January 31, 1995, Trademark number 1,877,118; STERIHOL(R) (USA) registered February 28, 1995, Trademark number 1,881,134; VERIDIEN registered September 5, 1995, Trademark number 1,917,134; VIRAWASH(R) (USA) registered March 12, 1996, Trademark number 1,962,158; STERIHOL(R) (USA) registered June 16, 1998, Trademark number 2,166,502; VIRASCRUB(R) (USA) registered June 16, 1998, Trademark number 2,166,503; VIRASONIC(R) (USA) registered June 16, 1998, Trademark number 2,166,504; VIRA-CD7(R) registered January 6, 1998, Trademark number 2,127,866; VIRA-RD12(R) registered March 24, 1998, Trademark number 2,146,770; VIRA-GC18(R) registered May 12, 1998, Trademark number 2,157,635; VIRALUBE(R) (USA) registered July 7, 1998, Trademark number 2,171,823; and VIRAGUARD(R) (USA) registered September 1, 1998, Trademark number 2,186,559.

The Company has a Patent Pending, S.N. 09/338,258 for a Germicide with Oxygenated Water.



ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal actions, the previously reported matters having been resolved as described below. We are not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.

The previously reported lawsuit of November 4, 1997 against Veridien Corporation by Michael L. Childers as Trustee of the Money Purchase Plan and Michael L. Childers and Deana F. Childers as Joint Tenants has been settled by payment of the plaintiffs' approximate legal costs, with no liability admitted.

The previously reported lawsuit of July 15, 1998 against Veridien Corporation by Creative Technologies, Inc. relating to the prior settlement agreement is now being dismissed following the Company's completion of the terms of that prior settlement.

The previously reported proposed civil penalty by the Federal Aviation Administration was resolved by the payment of $500 without the admission of liability.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 1999.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol "VRDE." The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 1998 and 1999, the high and low bid and asked prices were as follows:



         Quarter Ended                High Bid          Low Bid
         -------------                --------          -------
         December 31, 1999             $ .11            $  .045
         September 30, 1999              .16               .08
         June 30, 1999                   .21               .11
         March 31, 1999                  .185              .08
         December 31, 1998               .10               .04
         September 30, 1998              .17               .07
         June 30, 1998                   .24               .06
         March 31, 1998                  .45               .21

On March 21, 2000 the closing prices of the Company's Common Stock were $0.23 bid and $0.245 asked, as quoted on the NASDAQ Bulletin Board.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 472.

DIVIDENDS

We have never had net profits on operations and therefore are currently proscribed under the Delaware General Corporation Law from declaring dividends. We have not paid any cash dividends on our Common Stock or our Preferred Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors. In addition, there are two series of Preferred Stock which affect the payment of dividends on the Common Stock.

At present there is a series of 100,000 shares of Preferred Stock, created on April 3, 1995, titled "10% Cumulative Convertible Redeemable Preferred Stock". These shares are entitled to receive an annual dividend of $1.00 per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated and must be paid before any dividend or distribution is made on our Common Stock.

Also, at present there is a series of 244,678 shares of Preferred Stock created on December 31, 1997, titled "Series B Convertible Preferred Stock". These shares are entitled to receive an annual dividend equal to the greater of:

         -        10% of the stated value, as adjusted from time to time; and

         - the actual dividend per share of Common Stock as declared by the Company's Board of Directors times the number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible on the dividend record date.

The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date (commencing January 1, 1999) is added to the stated value.



1999 SALES OF UNREGISTERED SECURITIES

As of December 31, 1998 and 1999 the Company had issued and outstanding the following securities:



                                                        Outstanding                      Outstanding
                                                         12/31/1998                       12/31/1999
                                                        -----------                      -----------
Debentures:
     Convertible Debentures (1996-1998)                  $2,494,198                          $818,215  (1)
     1999-A Convertible Debentures                                0                            30,000  (2)
     1999-B Convertible Debentures                                0                            10,000  (3)
     1999-C Convertible Debentures                                0                           100,000  (4)
     1999-D Convertible Debentures                                0                           611,000  (5)
Preferred Stock:
       $10 Conv. Red. Pref. Stock                             6,000   shrs                      6,000   shrs
       Series B Pref. Stock                                 154,163   shrs                    193,534   shrs 6
Common Stock                                             78,152,833   shrs                119,958,735   shrs 7
Pref. Stock Purchase Warrants                             4,125,000   shrs                  3,978,621   shrs 8
Common Share Warrants
     Conv. Deb. Wts. (DMC)                                2,236,264                         2,236,264
     Conv. Deb. Wts. (PTC)                                  465,357                           465,357
     Conv. Deb. Wts. (Wardeb)                             2,705,465                         2,705,465
     Consultant Series                                      200,000                           100,000  (9)
     Series $0.01                                           110,000                           110,000 (10)
     Series B LSA                                            90,515                            49,043 (11)
     Series C-I Wardeb                                      115,184                           115,184
     Series C-II Wardeb                                      41,893                            41,893
     Series D Dunvegan                                          890                               890
     Common Stock Purchase Warrants (1999)                        0                           800,000 (12)
Loan and Security Agreement Warrants
     Loan Balance                                          $924,834                          $519,340 (13)
     Series I  ($.499)                                           --                                -- (13)
     Series II ($.001)                                           --                                -- (13)
Options                                                     200,000 shrs                            0 (14)

-----------
                                       14

(1). The authorized value of the Company's Convertible Debentures varied, as the Board of Directors specifically authorized each issuance during the period 1996-1998. The $818,215 represents the principal sum remaining issued and outstanding on December 31, 1999.
(2). The 1999-A Convertible Debentures, which were issued on December 15, 1999, bear a 10% interest rate, are convertible at a price of $.10 per share of Common Stock, and have a term of six months.
(3). The 1999-B Convertible Debentures, which were issued on December 15, 1999, bear a 10% interest rate, are convertible at a price of $.10 per share of Common Stock, and have a term of three years.
(4). The 1999-C Convertible Debentures, which were issued on December 15, 1999, bear a 10% interest rate, are convertible at a price of $.06 per share of Common Stock, and have a term of six months.
(5). The 1999-D Convertible Debentures, which were issued on December 15, 1999, bear a 10% interest rate, are convertible at a price of $.071 per share of Common Stock, and have a term of six months.
(6). During 1999 39,371 Series B Preferred Shares were issued as a result of two conversions under the Loan and Security Agreement.
(7). This represents the actual total shares issued and outstanding of record as of December 31, 1999. 8. This represents the vested Warrants issued and outstanding as of December 31, 1999, having a $.20 to $.25 exercise price. Up to an additional 4,375,000 Warrants are issuable if and when they vest having exercise prices from $.20 to $.25. See "Preferred Stock Warrants".
(9). Warrants exercisable to purchase 100,000 shares expired January 31, 1999 and Warrants exercisable to purchase 100,000 shares expired January 31, 2000.
(10). The total number of Warrants authorized was dependent upon a formula; a total of 6,177,478 Warrants was issued; a total of 6,067,478 Warrants have been exercised prior to 1998.
(11). During 1999 the number of Series B Dunvegan Warrants decreased automatically by 2,101 pursuant to the terms of the Loan and Security Agreement, while 39,371 were exercised.
(12). During 1999 an employee was issued 250,000 Common Stock Purchase Warrants exercisable at $.10 and 350,000 Common Stock Purchase Warrants exercisable at $.20. Also, a consultant was issued 300,000 Common Stock Purchase Warrants exercisable at $.20.
(13). The number of Warrants and the prices at which they are exercisable are to be determined by a formula, applied at the date(s) of exercise. As of December 31, 1998 there were a combined total of 23,360,109 Warrants between Series I and Series II. As of December 31, 1999 there were a combined total of 30,252,016 Warrants between Series I and Series II.
      (See Note E to Financial Statements)
(14). Options held by the former Chairman of the Board to purchase 200,000 shares at a price of $0.25 per share expired on October 17, 1999.


The changes which occurred during 1999 are as follows:

Debentures
At various times during 1999, the holders of the Convertible Debentures exercised the conversion privilege as to a total of $1,675,983 in principal plus accrued interest thereon, and we issued a total of 13,941,900 shares of our Common Stock. These issuances were considered exempt by reason of Sections 3(a)(9) and 4(2) of the Securities Act.

On December 15, 1999, we issued $751,000 of Convertible Debentures. For purposes of clarity in this filing, we have denominated them as the 1999-A, 1999-B, 1999-C and 1999-D Convertible Debentures, which have the terms described in footnotes 2, 3, 4 and 5 to the above chart. These four issuances were considered exempt by reason of Section 4(2) of the Securities Act.

Preferred Stock
Series B Preferred Stock: The shares of this series are issued to the holder of the Loan and Security Agreement upon the exercise of conversion rights under that Agreement. On June 11, 1999 we issued

15,000 shares and on December 16, 1999 we issued 24,371 shares, in addition to the Common Stock discussed below. These issuances were considered exempt from registration by reason of Sections 3(a)(9) and 4(2) of the Securities Act.

Common Stock
At various times during 1999 we issued 4,459,798 shares of our Common Stock in our Rule 504 offering. Total proceeds during 1998 and 1999 were $836,850 with an allowable maximum of $845,000. These issuances were considered exempt from registration by reason of Rule 504 of Regulation D and Section 3(b) of the Securities Act.

During the first quarter of 1999 we issued 3,550,000 shares of our Common Stock in five private transactions (one to a Canadian and two to Bahamians). These issuances were considered exempt from registration under Section 4(2) of the Securities Act and.

On March 26, 1999 we physically issued 1,162,500 shares of our Common Stock to an investment group for $93,000 received during 1997 and carried as uncertificated convertible debt. This issuance was considered exempt from registration by reason of Sections 3(a)(9) and 4(2) of the Securities Act.

During the second quarter of 1999 we issued 2,416,667 shares of our Common Stock to an investment group and six individuals in private transactions. These issuances were considered exempt from registration under Section 4(2) of the Securities Act.

On December 27, 1999 (implementing a Board resolution of January 28, 1999) we converted $381,089 of unsecured debt to 2,722,063 shares of our Common Stock. This issuance was considered exempt by reason of Sections 3(a)(9) and 4(2) of the Securities Act.

During the last nine months of 1999 we issued 1,623,785 shares of our Common Stock in payment for services, including legal services (660,000 shares), marketing consulting services (521,825 shares), public relations (30,000 shares) and salary and debt accruals (411,960 shares). These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 11, 1999 (4,626,410 shares) and December 16, 1999 (7,457,000 shares)
under the Loan and Security Agreement conversion referenced above under the Series B Cumulative Preferred Stock, the Company issued 12,083,410 shares in addition to the Series B Preferred Stock at a total conversion price of $405,495. These issuances were considered exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act.

Preferred Stock Purchase Warrants
On August 2, 1999, an investor holding 875,000 Preferred Stock Purchase Warrants exercised 146,379 warrants directly to Common Stock (under the 1:1 conversion ratio between the Preferred Stock and the Common Stock) and we issued 146,379 shares of Common Stock. This issuance was considered exempt from registration by reason of Sections 3(a)(9) and 4(2) of the Securities Act.

Common Stock Purchase Warrants
During June 1999 we physically issued 250,000 Common Stock Purchase Warrants exercisable at $.10 per share, due to Mr. Libby under his employment agreement and 100,000 Common Stock Purchase Warrants, exercisable at $.20 per share, also due to Mr. Libby as of December 31, 1998 under his employment agreement. In December 1999 we issued 250,000 Common Stock Purchase Warrants, exercisable at $.20 per share, to Mr. Libby, again as provided in his employment agreement. Also in December 1999 we issued 200,000 Common Stock Purchase Warrants, exercisable at $.20 per share, to a consultant as incentive compensation. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

The further changes which have occurred since December 31, 1999 are as follows:

Convertible Debentures
During February and March 2000, we have issued $1,347,000 of Convertible Debentures to 26 accredited U.S. investors, 8 Canadian investors and 1 Bahamian investor. The Convertible Debentures have a term of three years, bear a 10% interest rate, and the principal and accrued interest are convertible at a price equal to two-thirds of the average of the bid and asked prices for a period of ten business days prior to the exercise date, except that the exercise price during the first year shall not be less than $.065, during the second year shall not be less than $.10, and during the third year shall not be less than $.15. To encourage early conversion, the holder may convert at $.10 during the first year irrespective of the two-thirds calculated price. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 1999 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are organized as a Delaware corporation to engage in the development, manufacture, distribution and sale of disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them, and which are environmentally friendly, decomposing into harmless, naturally occurring organic molecules. To this end, we have developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer, made in accordance with the applicable FDA Monograph, to our product line. We have incurred losses since our incorporation. At December 31, 1999, we had an accumulated deficit of $ 29,686,895. We have financed our ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED WITH FISCAL 1998

During 1999, we arranged for a distributor of disinfectants to service our existing three year agreement with a medical healthcare provider network. Our products provide infection control for healthcare providers. Our initial shipments of products have begun.

During 1999 we entered into an agreement with the Founders of "Koala Bear Kare Baby Changing Stations" to combine their premium towelette with our patented product VIRAHOL(R) to create a towelette to be competitively marketed for restrooms worldwide.

During 1999 we created a wholly owned Delaware subsidiary, VERIDIEN.COM, Inc., to coordinate and manage all Internet E-Commerce activity for our product line. Initially, we retained an E-Commerce Design firm to assist in the development of our commercial website.

During 1999 we entered into a strategic alliance agreement to provide sales, marketing, and distribution services within the U.S. to the medical products manufacturer/distribution company in Canada. This strategic partner specializes in the high volume manufacturing of alcohol swabs and other form/fill/seal flexible packaging products for use as skin cleansers, hard surface disinfectants, lens cleaners and suntan lotion applications. During 2000 we anticipate utilizing our abilities to both market and sell products from both companies.

During 1998 we entered into a licensing agreement with a Canadian company to allow for distribution of our products in Canada. During 1999 this company placed our products in national and regional drugstore chains with over 800 locations in Canada. Under the terms of our licensing agreement we anticipate receiving royalties in Year 2000 from expected sales in Canada.

During 1999 we established our website to provide company and product information to the Internet community. Initially we have provided information for shareholders and consumers to learn more about our patented products. Beginning in Year 2000 we anticipate offering products available for purchase through Internet transactions on an improved E-Commerce website.

During 1999 we received a U.S. patent for the invention of the Umbilical Surgical Scissors. The medical device is intended to be used to clamp the umbilical cord from the newborn while simultaneously clamping the cord on the placental side. The device constricts the cord in both places to prevent loss and splattering of blood, thus reducing the probability of spreading diseases. We began discussions with a distributor to the medical market for production and distribution services. To date, we have not finalized an agreement and have begun searching for alternative distribution sources.

In conjunction with our previously announced intent to make acquisitions as part of our long-term commitment to growth and development, at the end of 1999, we formed a strategic business alliance with SunSwipe, Inc.,a company that develops and markets products and packaging for the mass merchandise consumer market. In March 2000 we acquired 50% of SunSwipe, Inc., including their proprietary product line. [Negotiations continue with respect to our acquiring an even more significant interest in the SunSwipe opportunity.] The product line currently includes single use towelette applications that are impregnated with sunscreens, repellents and anti-microbial agents. The product line is sold at major retailers in the U.S. such as Wal-Mart, K-Mart, CVS drugstores, Walgreens, Price Chopper, and Albertsons. These products are currently being produced by our strategic alliance manufacturing company in Canada.

In 1999 we increased our supplier capacity through new agreements with two manufacturers and one marketing company that represents a foreign manufacturer. While the bulk of our products are still purchased from a single manufacturer, we believe that diversifying our manufacturing sources will ensure the timely production and consistent quality of our expanding product line.

During 1999 we revised our wholesale prices on several products to approximate our competitors prices. We anticipate this will allow our products a strategic advantage by offering our toxic-free broad-range disinfectants at or near the same cost as competitor's products which are toxic.

During 1999 we continued to implement our new information systems to modernize our accounting and manufacturing processes as well as implement our Y2K plan. Our systems are functioning normally after the installation of our new computer hardware and software. Costs associated with the implementation totaled approximately $32,000 during the year ended December 31, 1999. We are continuing to enhance our ability to electronically exchange information with our strategic alliance partners as well as our subsidiaries. We anticipate the costs associated with these enhancements and training of employees not to be significant.

Consolidated revenues decreased by $404,574 or 49.3% to $415,491 compared with $820,065 in 1998. The decrease in revenue was primarily due to our terminating an exclusive master dental distribution network. We began actively promoting our product line through trade-show presentations and direct sales calls on both existing and potential customers which management believes will significantly increase sales during Year 2000. Our goal is to offer a broad product line which provides a broad range of infection control for our customers. We anticipate our new towelette products for surface, hand, and body applications will generate substantial revenue beginning mid-year 2000.

During 1999, we recognized the balance of Licensing Revenue of $87,418 which had been deferred revenue on the 1998 statements. The first year of our five-year licensing agreement previously granted to a Canadian company ended June 30, 1999. We are currently in the second year of this agreement. The Canadian company has placed our product in a nationwide Canadian drugstore chain and we anticipate future royalties to be earned by our company.

During 1999, we earned gross revenue from operations/production services in the amount of $171,000. This was a new source of revenue for us by providing quality assurance, research and development, purchasing assistance and freight-handling fees to our contract fill manufacturer who occupies a major portion of our facility. We provided services on an as-needed basis and cannot anticipate or measure future demand, if any, for these services.

Interest income for 1999 decreased by 13% to $2,521 compared with $2,899 in 1998.

Rental income for 1999 increased by 103% to $104,019 compared with $51,290 in 1998. A major portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract filler which manufactures Veridien's products which relocated to our facility during August 1998. This space is leased for an annual base amount of $90,000 per annum.

The cost of goods sold for 1999 decreased by 44% to $335,094 compared with $601,037 in 1998. The cost of goods ratio as a percentage of sales was 80% in 1999 compared to 73% in 1998. The increase in the cost of sales resulted primarily from the write-off of $21,462 of raw material cost and $18,802 of finished goods cost attributable to our decision to create new labels for our products.

General, selling, and administrative expenses for 1999 were $1,927,383 compared with $1,399,251 in 1998. Increases that affected general and administrative costs were associated with professional fees for 1999 that increased by 75% to $635,814 compared with $361,878 in 1998. During 1999, sales expense increased by 43% to $339,528 compared with $237,076, primarily due to our decision to re-establish direct contact and product training for our distributors. We retained an advertising agency to develop a campaign theme and we began exhibiting at trade shows throughout the U.S. Marketing efforts have resulted in new product labels, sales literature, and the identification of new products to extend our line of disinfectant products.

We incurred other operating expenses during the year as a result of changing product label names to allow for the creation of a family of products rather than just one product. We changed our labels, leaving the name Virahol(R) and moving forward with the name VIRAGUARD(R) so that we could develop the VIRAGUARD(R) family of products. Although this restructuring of product names was costly in terms of time, consulting fees, label production, and state registrations within the U.S., we believe the long-term benefit will enhance our marketing efforts and allow for brand recognition.

Research and development expenses for 1999 were $370,667 compared to $377,344 for 1998. Our microbiology and chemistry laboratory continues to focus on broadening the range of claims we can assert for our existing products. During the year we increased our microbiology laboratory capability by employing a second senior microbiologist. We are also focusing on testing new products which we intend to begin marketing during 2000.

Interest expense for 1999 decreased by 50% to $261,377 compared with $525,872 in 1998. The decrease in interest expense was due primarily to the decision of the holders of various debts, Convertible Debentures, loan security agreement and accrued interest to convert a portion of their rights to equity during the year 1999. During the year we reduced our net Notes Payable by $480,494 and reduced our liability for Convertible Debentures by $924,983.

Operating losses increased from $1,883,554 in 1998 to $2,097,444 in 1999. This represented an 11% increase, or $213,890 in the loss between the two years. This 1999 increase in losses was a result of our terminating an exclusive license with a master dental distribution company, accompanied by increases in marketing, product development and selling expenses as we actively promoted our product line through direct sales calls, as we and the anticipated creation of a sales-broker network and as we developed our existing and new product lines.

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998


                                                  Year Ended                 Percentage of
                                                  December 31                 net revenue
                                                  -----------                -------------
                                              1998            1999          1998        1999
                                              ----            ----          ----        ----
                                                  (In thousands)

Net Sales                                    $ 820           $ 415           100%        100%
Cost of Goods Sold                             601             335            73%         80%
Gross Profit                                   219              80            27%         20%

Operating Expenses
General & Administrative                      1386            1927           169%        463%
Research & Development                         377             370            46%         89%
(Loss) from Operations                       (1544)          (2217)         (188)%      (533)%
Other Income (Expense) Net                    (339)            120           (41)%        28%
Net (Loss) Before Taxes                      (1883)          (2097)         (229)%      (505)%
Income Taxes                                     0               0             0%          0%
Net (Loss)                                   (1883)          (2097)         (229)%      (505)%


LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research & development and business activities has been through sales, equity offerings, and debt. As of December 31, 1999, and December 31, 1998, we had working capital deficits of approximately $2,847,993 and $2,219,479, respectively. Our independent certified public accountants stated in their reports on the 1999 and 1998 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We believe that we are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and have signed two major distribution agreements, which we believe will provide improved profit margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, third parties and from private placements of our securities to fund operations. These financings and equity placements are included in the following paragraphs.

During 1999, we received proceeds from the sale of preferred and common stock in the amount of $909,550. We received funds in the amounts of $542,750 through the sale of common stock under a Rule 504 offering and $366,800 in proceeds from private placements.

During 1998, we issued 450,000 common shares in exchange for a note receivable in the amount of $22,500, the balance of which is payable to us during 2000.

During 1997, we issued Convertible Debentures in the amount of $1,566,273 and during 1998 in the amount of $585,333 to three investment companies in exchange for cash received. The Convertible Debentures carry interest at a rate of 10% - 11% which has been accrued through December 31, 1998. The Convertible Debentures maturing on December 31, 1997 were extended to June 30, 2000, and in consideration for the extension, the conversion rate was reduced to the lower of the existing conversion rate or $.15 to August 31, 1999, thereafter reverting to the original conversion price which ranges from $.1851 to $.3868 per share. During 1997 and 1998 we also issued 9,563,677 Warrants for additional shares of Common Stock in connection with the Convertible Debentures. The Warrants are exercisable at

100%-105% of the conversion price of the common shares associated with the Convertible Debentures. The Warrants expire five years from the original issue date of the Convertible Debentures.

During 1999, we utilized legal, sales consultants and public relations services for which we issued Common Stock valued at $185,027.

During 1999, accounts receivable increased $97,288, substantially all of which is due to increased rent and service obligations of our contract-fill manufacturer which occupies a substantial portion of our facility under a two-year sublease agreement.

During 1999, accounts payable and accrued expenses decreased $252,165 primarily due to the reduction in accrued interest expense on existing debt obligations which were converted to Common Stock during the year. The decrease was moderated by an increase in expenses to a management services company in the amount of $120,000.

During 1998, we entered into a license agreement with a Canadian company for the sale of products in Canada. We have recognized $87,418 as the portion of the license agreement applicable to 1999.

During 1999, we increased inventory by 69% to $156,932 compared with $92,549 in 1998. The increase resulted primarily from the return of gel product from a distributor who is no longer in business. We have performed quality controls tests and found the product to be satisfactory to offer for sale.

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

As of March 2000, we have cash of approximately $925,000 and during March we expect cash inflow of $40,000 from accounts receivable. This level of liquidity is sufficient to fund the routine operating expenses of the Company for 180 days, exclusive of the repayment of Convertible Debentures due beginning in May 2000. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

At the present time the Company does not have any material commitments for capital expenditures. We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to meet existing demand generated by purchase orders received during March 2000. We envision generating sufficient cash from the collection of sales orders to provide replenishment of these funds.

ITEM 7.   FINANCIAL STATEMENTS

              CARTER, CARTIER, MELBY & GUARINO, C.P.A.S, P.A. LOGO



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Veridien Corporation

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, changes in deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company, since its inception, has sustained substantial losses, has a deficit in stockholders' equity, a deficit in working capital, and is experiencing a continued cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note
B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
March 7, 2000

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998



                                                                    1999                 1998
                                                                  --------             --------
                                                  Assets
                                                  ------
Current Assets:
   Cash                                                           $  6,734             $ 17,158
   Accounts receivable - trade
      Less allowance for doubtful accounts of
         $10,564 and $6,096, respectively                          300,436              203,148
   Note receivable                                                  22,500               22,500
   Inventory                                                       156,932               92,549
   Prepaid expenses and other current assets                        13,939               20,580
                                                                  --------             --------
      Total current assets                                         500,541              355,935

Property and equipment:
   Furniture and fixtures                                          656,962              613,005
   Leasehold improvements                                           97,180               97,180
                                                                  --------             --------
                                                                   754,142              710,185
   Less accumulated depreciation                                   683,045              668,015
                                                                  --------             --------
                                                                    71,097               42,170

Other Assets:
   Patents, less accumulated amortization of $485,986
      and $482,378, respectively                                    28,396               32,004
   Loan costs, less accumulated amortization of
      $65,192 and $49,633, respectively                             12,601               28,160
   Security deposits and other assets                               39,947               40,389
                                                                  --------             --------
                                                                    80,944              100,553
                                                                  --------             --------

                                                                  $652,582             $498,658
                                                                  ========             ========





See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued

                           December 31, 1999 and 1998


                                                                                   1999                 1998
                                                                              ------------          -----------
                           Liabilities and Deficit in Stockholders' Equity
Current Liabilities:
   Notes payable                                                              $    585,779          $  1,066,273
   Convertible debentures due                                                    1,569,215             2,494,198
   Accounts payable                                                                582,107               244,343
   Accrued compensation                                                             57,869                39,000
   Accrued interest                                                                296,650               805,206
   Other accrued liabilities                                                        43,611               143,853
   Customer deposits                                                                46,516                    --
   Due to stockholders                                                             166,787               189,321
   Deferred revenue - licensing agreement                                               --                87,418
                                                                              ------------          ------------
      Total current liabilities                                                  3,348,534             5,069,612

Deficit in stockholders' equity:
   Undesignated Preferred Stock $.001 par value,
      25,000,000 shares authorized
   Convertible Redeemable Preferred Stock,
      $10 par value; 100,000 authorized, 6,000 issued and
      outstanding at December 31, 1999 and 1998                                     60,000                60,000
   Series B Preferred Stock, $.001 par value,
      245,344 authorized, 193,534 and 154,163 issued
      and outstanding at December 31, 1999 and 1998                                    194                   154
   Common Stock, $.001 par value; 200,000,000 shares authorized,
      119,958,735 and 78,152,833 shares issued and outstanding at
      December 31, 1999 and 1998                                                   119,960                78,154
   Additional paid-in capital                                                   26,789,390            22,858,790
   Common Stock warrants                                                            26,399                26,399
   Accumulated deficit                                                         (29,686,895)          (27,589,451)
                                                                              ------------          ------------
                                                                                (2,690,952)           (4,565,954)
   Stock subscriptions receivable                                                   (5,000)               (5,000)
                                                                              ------------          ------------
      Total stockholders' deficit                                               (2,695,952)           (4,570,954)
                                                                              ------------          ------------
                                                                              $    652,582          $    498,658
                                                                              ============          ============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998


                                                 1999                1998
                                             ------------       ------------
Sales                                        $    415,491       $    820,065

Operating costs and expenses:
   Cost of sales                                  335,094            601,037
   General and administrative                   1,927,383          1,399,251
   Research and development                       370,667            377,344
                                             ------------       ------------
                                                2,633,144          2,377,632
                                             ------------       ------------
      Loss from operations                     (2,217,653)        (1,557,567)


Other income (expense):
   Interest expense                              (261,377)          (525,872)
   Operations/production service income           171,000                 --
   Rental income                                  104,019             51,290
   Licensing fees                                 104,046            145,696
   Interest income                                  2,521              2,899
                                             ------------       ------------
                                                  120,209           (325,987)
                                             ------------       ------------

      Net loss                               $ (2,097,444)      $ (1,883,554)
                                             ============       ============

Net loss per common share                    $       (.02)      $       (.04)
                                             ============       ============

Weighted average shares outstanding            98,083,253         48,299,890
                                             ============       ============








See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                                                1999             1998
                                                           ------------      -----------

Cash flows from operating activities
  Net (loss)                                               $(2,097,444)      $(1,883,554)
  Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     Depreciation and amortization                              39,258            33,794
     Other, not requiring cash flow                            981,418           123,800
  (Increase) decrease in:
     Accounts receivable                                       (97,288)         (143,766)
     Prepaid and other current assets                            6,641            (1,308)
     Inventories                                               (64,383)          135,429
     Other assets                                                  442                --
  Increase (decrease) in:
     Accounts payable and accrued expenses                    (252,164)          192,795
     Due to stockholders                                       (22,534)          165,164
     Deferred revenue                                          (87,418)           87,418
     Customer deposits                                          46,516                --
                                                           -----------       -----------
  Net cash (used) by operating activities                   (1,546,956)       (1,290,228)

Cash flow from investing activities:
     Purchases of property and equipment                       (49,018)          (16,207)
                                                           -----------       -----------
  Net cash (used) by operating activities                      (49,018)          (16,207)

Cash flow from financing activities:
     Proceeds from convertible debentures                      751,000           585,333
     Net proceeds from borrowings                              (75,000)          116,479
     Proceeds from sale of preferred and common stock          909,550           533,736
                                                           -----------       -----------
  Net cash provided by financing activities                  1,585,550         1,235,548
                                                           -----------       -----------

Net (decrease) in cash                                         (10,424)          (70,887)

Cash at beginning of year                                       17,158            88,045
                                                           -----------       -----------

Cash at end of year                                        $     6,734       $    17,158
                                                           ===========       ===========

See accompanying notes to the consolidated financial statements.

                              Veridien Corporation
                                and Subsidiaries


      CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998



                                                   Convertible
                                              Redeemable   Series B     Number                   Additional
                                              Preferred   Preferred     common        Common      paid-in        Stock
                                                Stock         Stock     shares        stock       capital       warrants
                                              ----------------------------------------------------------------------------
Balances at January 1, 1998                    $ 160,000      $   -      33,463,173   $ 33,464   $ 17,796,043  $ 2,599,288

Exercise of warrants conversion for services           -          -         300,000        300           (300)           -
Issuance of stock for services                         -          -         452,722        453        123,347            -
Conversion of preferred shares to common
   correction to prior conversion                      -          -         100,000        100           (100)           -
Issuance of stock for note                             -          -         450,000        450         22,050            -
Issuance of stock for debt conversion                  -          -         742,500        743        178,757            -
Conversion of preferred shares to common        (100,000)         -         200,000        200         99,800            -
Exercise of 1995 PPM Warrants                          -          -         984,170        984         85,591      (72,889)
Conversion of partial loan/security agreement          -        154      33,530,973     33,531      4,041,481   (2,500,000)
Proceeds from Section 504 offering                     -          -       6,929,295      6,929        463,121            -
Proceeds from Private Placement                        -          -       1,000,000      1,000         49,000            -
Net (loss)                                             -          -               -          -              -            -
                                              ----------------------------------------------------------------------------
Balances at December 31, 1998                     60,000        154      78,152,833     78,154     22,858,790       26,399

Proceeds from Section 504 offering                                        4,459,798      4,460        362,340
Proceeds from private placement                                           5,966,667      5,967        536,783
Conversion of debt to equity                                              3,884,563      3,885        377,204
Conversion of convertible debentures                                     13,941,900     13,941      2,077,344
Issuance of stock for services                                            1,770,164      1,770        183,257
Conversion of partial loan/security agreement                    40      11,782,810     11,783        393,672
Net (loss)
                                              ----------------------------------------------------------------------------
Balances at December 31, 1999                  $  60,000      $ 194     119,958,735   $119,960   $ 26,789,390    $  26,399
                                              ============================================================================



                                                                Stock     Stockholders'
                                               Accumulated   subscriptions   equity
                                                 deficit     receivable     (deficit)
                                              -------------------------------------------
Balances at January 1, 1998                    $ (25,705,897)   $ (5,000)   $ (5,122,102)

Exercise of warrants conversion for services               -           -               -
Issuance of stock for services                             -           -         123,800
Conversion of preferred shares to common
   correction to prior conversion                          -           -               -
Issurance of stock for note                                -           -          22,500
Issuance of stock for debt conversion                      -           -         179,500
Conversion of preferred shares to common                   -           -               -
Exercise of 1995 PPM Warrants                              -           -          13,686
Conversion of partial loan/security agreement              -           -       1,575,166
Proceeds from Section 504 offering                         -           -         470,050
Proceeds from Private Placement                            -           -          50,000
Net (loss)                                        (1,883,554)          -      (1,883,554)
                                              -------------------------------------------
Balances at December 31, 1998                    (27,589,451)     (5,000)     (4,570,954)

Proceeds from Section 504 offering                                               366,800
Proceeds from private placement                                                  542,750
Conversion of debt to equity                                                     381,089
Conversion of convertible debentures                                           2,091,285
Issuance of stock for services                                                   185,027
Conversion of partial loan/security agreement                                    405,495
Net (loss)                                        (2,097,444)                 (2,097,444)
                                              -------------------------------------------
Balances at December 31, 1999                  $ (29,686,895)   $ (5,000)   $ (2,695,952)
                                              ===========================================


        See accompanying notes to the consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.       Organization, Business and Control

On June 4, 1991, the Company was incorporated in Delaware as "VCT Acquisitions II, Inc.". The Company then acquired all of the assets of another Delaware corporation called Viral Control Technology, Inc. On September 13, 1991, the Company changed its name to Viral Control Technology, Inc. Subsequently, on November 8, 1991, the Company again changed its name and became Veridien Corporation (the Company).

The "Viral Control Technology, Inc." from which the Company acquired its assets was created on August 3, 1989, by a reverse acquisition of a public shell called Valencia Enterprises, Inc., by a private company named Viral Control Technology, Inc. The original Viral Control Technology, Inc., was organized in Delaware on August 10, 1988, while Valencia Enterprises was organized in Utah on February 10, 1984. Valencia, which had changed its name to Viral Control Technology, Inc., after the reorganization, was redomesticated in Delaware on December 14, 1990. The original private company called Viral Control Technology, Inc. was organized by Paul L. Simmons and his wife.

The Company was founded to develop disinfectants and sterilants which will pose no hazard to people who use them and will not harm the environment. To this end, the Company has developed a hard surface disinfectant (VIRAHOL(R)), which has been registered with the Environmental Protection Agency (EPA), and a cold chemical sterilant (STERIHOL(R)), for which the Company is currently seeking regulatory approval. The Company's research and development efforts are currently focused on further development of infection control chemicals and on devices, both medical and commercial, which utilize the Company's liquid products and are in keeping with the corporate philosophy of environmentally friendly products and other healthcare products. In June 1996, the Company added Vira-RD12(TM) a heavy-duty rotational disinfectant and Vira-CD7(TM) a detergent disinfectant for large areas to its infection control line.

In October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement to finance marketing efforts for its line of products, to fund operating cash flow deficiencies, and to continue its research and development activities.

The agreement requires the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender can obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. During 1999 and 1998, $405,495 and $1,575,166 of the debt and the lender's warrants were converted into 11,782,810 and 33,530,973 common shares respectively, and 39,371 and 154,163 Series B Preferred shares respectively. During 1998, the

Company was authorized to increase its capital structure to 200,000,000 authorized shares of common stock.


2.  Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

3.   Accounting Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.   Accounts Receivable

The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management's review of the current status of existing receivables and estimate as to their collectibility.

5.   Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 1999, raw materials and finished goods amounted to approximately $84,200 and $72,800, respectively. At December 31, 1998, raw materials and finished goods amounted to approximately $64,000 and $29,000, respectively.

6.   Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life. Major renewals, betterments and replacements are capitalized. Maintenance and repairs are charged to expense as incurred.

7.   Patents

The Company capitalizes certain costs, primarily legal and other fees, related to patents. Accumulated costs are amortized over the estimated lives of the patents using the straight-line method, commencing at the time the patents are issued.

8.   Loan Costs

Loan costs are amortized by the straight-line method over the term of the respective loans.

9.   Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

10.  Reclassification

Certain reclassifications have been made to the 1998 financial statements to be in conformity with the 1999 presentation.

11.  Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 98,083,253 and 48,299,890 for the years ended December 31, 1999 and 1998, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $29.7 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders' equity of $2.7 million, a deficit in working capital of $2.8 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 1999, the Company's operating activities resulted in cash outflows of $1,546,956. In addition, the Company used $49,018 for patent development and equipment purchases. In order to fund these cash outflows, the Company sold $909,550 of preferred and common stock and received net proceeds of $751,000 from convertible debentures. These proceeds, together with the cash balance at the beginning of the year, did not fund the Company's cash outflows, resulting in a net cash decrease of $10,424 for the year ended December 31, 1999.

The Company plans to utilize its current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2000. The Company plans to pursue additional cash through sales of convertible debentures (see Note P - Subsequent Events).

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company and that such operations will be profitable and provide adequate cash flows. Further, the ability of the Company to continue its operations and successfully defend itself against potential claims or assessments is dependent on the ability to obtain additional debt and equity financing, employ cash management techniques and aggressively market its products.

The consolidated financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, the Company owed $166,787 and $189,321, respectively to stockholders who have made advances of cash or material to the Company.

During 1998, the Company had purchased $104,444 of inventory from a company owned by a shareholder and recorded the advance in Due to stockholder. During 1999, the Company converted $94,444 of funds due to shareholders into 674,600 shares of common stock at a conversion price of $.14 per share.

The Company has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which the Company's President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 1999, the Company utilized the services of a management company which has as its senior officer and director Sheldon C. Fenton, the Company's President/CEO and a director, to assist with administrative and organizational function of the Company. The amount of $120,000 is owed for professional services.


NOTE D - NOTES RECEIVABLE

The Company issued 450,000 shares of common stock to a shareholder in exchange for a note receivable in the amount of $22,500. The note is non-interest bearing, can be satisfied in full by the return of the Company common stock, and was due in full on December 31, 1999. During January 2000, the Company received a $2,500 payment, and extended the balance of $20,000 until June 30, 2000. The note can be further extended until December 31, 2000 with an additional payment of $5,000 by June 30, 2000. At December 31, 1999, the 450,000 common shares had an approximate market value of $35,000.

NOTE E - NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 1998, the mortgage company converted $1,575,166 of the $2,500,000 debt into 33,530,973 common shares and 154,163 Series B preferred shares. On October 5, 1998, the remaining balance of $924,834 was assigned to another lender. The maturity date and other terms remain the same. During 1999, the new lender converted $405,495 of debt into 11,782,810 common shares and 39,371 Series B preferred shares. The loan agreement grants the lender warrants to purchase 51% of the Company's outstanding common and preferred stock. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due in November 2000. As of December 31, 1999, the remaining principal balance outstanding was $519,340 and $84,019 of interest has accrued under the agreement. The Company has been in technical default on the loan since March 1996 with respect to certain financial criteria. Furthermore, the lender has not waived compliance regarding these criteria and has continued to fund the monthly working capital needs of the Company, as previously agreed. Accordingly, the accompanying consolidated financial statements have presented the amounts advanced under the note as a current liability.

During 1998, the original lender advanced $75,000 under a short-term bridge loan at 0% stated interest rate which was repaid during 1999.

The Company has negotiated promissory notes with a real estate leasing company at varying terms and maturities. The remaining balance amounted to $66,439 at December 31, 1999 and 1998, respectively. The Company renegotiated the loans during April 1998. The note carries an interest rate of 9% per annum payable monthly, with principal payments of $21,924 due on May 1, 1999, and 2000, with the remaining principal due on May 1, 2001. The Company is in default on the payment due in May 1999.

NOTE F - DEFERRED REVENUE/LICENSING FEES

During 1998, the Company entered into a marketing agreement with a Canadian company and awarded exclusive sales rights in Canada for a period of five years. The Company is entitled to minimum annual license fees and in 1998 received $233,114 for year one. The initial period for determining sales subject to the licensing agreement is February 28, 1998, through June 30, 1999. At December 31, 1998, $87,418 of this licensing fee had been deferred. The Company recognized as licensing fees $104,046 and $145,696 for 1999 and 1998, respectively.

Minimum annual license fees have scheduled increases through approximately $676,000 in year five. The licensing fees are based on 10% of sales as defined in the agreement and are subject to a yearly minimum.

NOTE G - CONVERTIBLE DEBENTURES

During 1999 and 1998, the Company received $751,000 and $585,333, respectively of proceeds from the sale of convertible debentures to various investment companies. Interest is accrued at various rates from 10% - 11% per annum, compounded in full at various maturities from May through November 2000. Prior to the retirement of the debentures, the investment companies may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.06 to $.2553 per share. The conversion privilege terminates when all principal plus interest due has been paid in full. In addition, the investment companies were issued 10,518,287 warrants which are outstanding at December 31, 1999 for additional common shares for 100 - 105% of the convertible debentures per share conversion price. The additional warrants expire five years from the original date of the debentures.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases manufacturing and office facilities under a lease that expires June 2002 with an additional five year option period. Rent expense was approximately $219,000 and $214,000 in 1999 and 1998, respectively.

The following table reflects approximate future minimum annual rental expense amounts:

                                          YEAR               AMOUNT
                                       ----------         ----------
                                          2000            $  238,900
                                          2001               244,500
                                          2002               123,700


NOTE I - CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days' written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 1999, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 1999. At December 31, 1999, preferred stock dividends in arrears totaled approximately $30,000.

NOTE J - SERIES B CUMULATIVE PREFERRED STOCK

The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series is senior to the Common Stock and is senior to all other classes and series except that it is junior to the Convertible Redeemable Preferred Stock with respect to the payment of dividends. Each share has that number of votes equal to the number of share of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share is convertible into 20.04010695 shares of Common Stock. These shares are entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by the Company's Board of Directors times the number shares of Common stock into which each share of Series B is convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.



NOTE K - STOCK OPTIONS

Options to acquire 200,000 shares were granted in 1995 to a director of the Company in consideration of his efforts relating to business services. These options expired on October 17, 1999.

Non-qualified stock option activity is summarized as follows:

                                                          Shares            Exercise
                                                           Under             Price
                                                          Option             Range
                                                         ----------       -----------
                   Outstanding at January 1, 1998         1,100,000       $.50 - 3.00

        1998       Granted                                       --               N/A
                   Expired                                 (900,000)       .50 - 3.00
                                                         ----------       -----------

                   Outstanding at December 31, 1998         200,000               .25

        1999       Granted                                       --                --
                   Expired                                 (200,000)               --
                                                         ----------       -----------

                   Outstanding at December 31, 1999              --       $       N/A
                                                         ==========       ===========

NOTE L - STOCK WARRANTS

In 1999, the Company issued 600,000 and 200,000 warrants at exercise prices ranging from $.10 - $.20 as additional consideration for employee and consulting services respectively. The Company issued an additional 6,891,907 warrants under the terms of the loan and security agreement.

In 1998, as additional consideration for the convertible debentures, the Company issued 4,029,539 warrants at exercise prices ranging from $.105 to $.180, 100% of the debenture conversion price, and that expire five years from date of issuance.

In September 1993, the Company granted a stock purchase warrant to a foreign private foundation in recognition of its purchases of over 1,000,000 shares of common stock. The warrant entitles the holder to acquire up to 250,000 shares of the Company's authorized common stock. The purchase price of each share is $1.00, and the warrant was exercisable through October 31, 1998. During 1998, the warrant expired.

As described in Note I, the Company offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock results in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants are recorded at their fair market value at the time of issuance less the exercise price of $.01 and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant.

As described in Note A, in October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement. The agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender can obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price.

At December 31, 1999, in aggregate the lender was entitled to 80,727,673 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.031 per share. As of December 31, 1999, the lender(s) had converted $1,980,660 of the debt and the lender's warrants were exercised into 45,614,383 common shares and 193,534 Series B preferred shares (convertible into 3,878,447 common shares) at a combined cost of equivalent to $0.04 per common share.

Warrants issued and exercised are summarized as follows:

                                                                          Exercise
                                                                           Price
         Common Stock                                Warrants              Range
         -------------------------------------     ------------        ------------
         Outstanding at January 1, 1998              49,356,425        $ .01 - 1.00
         1998:
                  Granted                            14,712,853         .105 - .180
                  Exercised                          (1,211,111)         .01 - .125
                  Expired                              (250,000)               1.00
                  Loan & Security Agreement
                       Conversion                   (33,530,973)         .01 - .499
                                                    -----------        ------------

         Outstanding at December 31, 1998            29,077,194          .01 - 1.00
         1999:
                  Granted                             7,691,907         .001 - .499
                  Expired                              (100,000)               1.00
                                                    ------------       ------------

         Outstanding at December 31, 1999            36,669,101        $ .01 - 1.00
                                                    ===========        ============


Effective December 31, 1997, the Board of Directors created the Series B Cumulative preferred Stock (as discussed in Note J) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expire on November 18, 2000, and have a $10 exercise price. During 1999 and 1998, 41,473 and 154,163 of these warrants were exercised by the holder and zero and 666 warrants were cancelled due to recalculation of the warrant entitlement, respectively.

Effective December 31, 1997, the Board of Directors created the Series CI Preferred Stock and issued 115,184 warrants for this Preferred Stock to a Convertible Debenture holder to replace 3,430,555 common stock warrants already issued to them. The warrants expire on December 31, 2001, and have a $10 exercise price. No warrants have been exercised to date.

Effective December 31, 1997, the Board of Directors created the Series CII Preferred Stock and issued 41,893 warrants for this Preferred Stock to a Convertible Debenture holder to replace 1,680,647 common stock warrants already issued to them. The warrants expire on December 31, 2001, and have a $10 exercise price. No warrants have been exercised to date.

Preferred warrants issued and exercised are summarized as follows:

                                                                                Equivalent #
                                                                                  Common
                                                                                 Shares on
                                                              Preferrred         Preferred
                                               Preferred       Exercise            Share
                                             Share Warrants     Price            Conversion
         ------------------------------     ----------------  ----------        ------------
         Outstanding at January 1, 1998

                  Series B                       245,344      $   10.00          4,916,720
                  Series CI                      115,184      $   10.00          3,430,555
                  Series CII                      41,893      $   10.00          1,680,647
                                               ---------                        ----------

                                                 402,421                        10,027,922
         1998 Exercised:
             Exercised Series B                 (154,163)     $   10.00         (3,089,443)
             Cancelled Series B                     (665)                          (13,347)
                                               ---------                        ----------

         Outstanding at December 31, 1998        247,593                         6,925,132

         1999 Exercised:
             Exercised Series B                  (39,371)     $   10.00           (788,999)
             Cancelled Series B                   (2,102)                          (42,104)
                                               ---------                        ----------

         Outstanding at December 31, 1999        206,120                         6,094,029
                                               ---------                        ----------
                  Series B                        49,043                           982,827
                  Series CI                      115,184                         3,430,555
                  Series CII                      41,893                         1,680,647
                                               ---------                        ----------

                                                 206,120                         6,094,029
                                               =========                        ==========

NOTE M - INCOME TAXES

There is no income tax provision for the years ended December 31, 1999 and 1998 due to net operating losses for which no benefit is currently available. The Company has net operating loss carry forwards of approximately $16,791,000 at December 31, 1999, available to offset future taxable income from 2000 through 2020.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $16,791,000 remaining net operating loss carry forwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                                    December 31,
                                                     1999              1998
                                                 ------------      -------------
         Deferred Tax Assets:

         Net operating loss carry forwards       $ 6,297,000       $ 5,608,000
                                                 -----------       -----------

                   Less valuation allowance       (6,297,000)       (5,608,000)
                                                 -----------       -----------
                  Net deferred tax assets        $        --       $        --
                                                 ===========       ===========


NOTE N - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $22,350 and $4,435 for 1999 and 1998, respectively.

During 1999, the Company issued 11,782,810 common and 40 preferred shares in exchange for debt conversion in the amount of $405,495. In 1999, the Company issued 16,663,963 common shares in conversion of convertible securities in the amount of $1,675,983. In 1999, the Company issued 1,770,164 common shares in exchange for interest expense and services of $796,391 and $185,027, respectively.

During 1998, the Company issued 450,000 common shares in exchange for a note receivable of $22,500. The Company issued 34,273,473 common shares in exchange for debt conversion in the amount of $1,754,666. In 1998, $100,000 of preferred stock and $72,889 of stock warrants (representing 911,111 warrants) were converted into 1,184,170 shares of common stock.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999 and 1998, do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE P - SUBSEQUENT EVENTS

(1) Offering Proceeds

Subsequent to year-end, the Company received $1,267,000 in proceeds from convertible debenture offerings. The debentures have a term of three years, a stated annual interest rate of 10% payable annually. The interest can be converted at the option of the Issuer into Company stock at a rate of 2/3 of the average price as defined in the agreement. The principal can be converted into Company common stock at the option of the Holder. The conversion price is at a rate of 2/3 of the average price as defined with minimum share conversion prices from $.065 in the first year to $.15 in year three. The Company plans to utilize these funds to partially fund operations.

(2) Acquisition of Business by Subsidiary

In January, 2000 one of the Company's wholly-owned subsidiaries entered into an agreement to purchase 50% of a Company in exchange for a cash payment of $30,000 and the potential issuance of options exercisable into 1,000,000 of Veridien common stock. The vesting of these options is subject to a schedule of future events extending through the year 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA's, who audited our financial statements for the fiscal years ended December 31, 1997 and December 31, 1998, have audited our financial statements for the fiscal year ended December 31, 1999. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of March 21, 2000 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors (other than Mr. Chester, who was appointed February 7, 2000) were elected at the Annual Meeting held on November 6, 1998. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

         Name                               Age               Position
         ----                               ---               --------

         Russell Van Zandt                   59               Chairman of the Board of Directors

         Rene A. Gareau                      58               Vice Chairman of the Board of Directors

         Paul L. Simmons                     71               Founder and Director

         Sheldon C. Fenton                   48               President and CEO/Director

         Martin E. Kovnats                   48               Director

         Alfred A. Ritter                    56               Director

         Mark E. Schlussel                   59               Director

         Andrew T. Libby, Jr.                51               Executive Vice President, COO & CFO,
                                                              Secretary/Director

         Kenneth J. Chester                  53               Managing Director of Operations/Director



MARK E. SCHLUSSEL was first named to the Board of Directors on April 3, 1995. Since January 1995 he has served Of Counsel to the law firm of Pepper Hamilton & Scheetz in Detroit, Michigan. Previously, he was a partner at the law firm of Miller Canfield in Detroit, Michigan.

Mr. Schlussel was appointed Chairman of Medi-I-Bank, Inc. in 1996 and CEO in 1998. He was a board member of the Great Lakes Health Plan from 1996 to 1998. Currently, he is Trustee of Immerman and Embargement Foundations, and Chairman of the Jewish Fund. Mr. Schlussel was graduated with a Bachelor of Arts from Wayne State University in 1962 and a Juris Doctor from the University of Michigan Law School in 1965. He was admitted to practice before the U.S. Supreme Court in 1982.

RENE A. GAREAU was first named to the Board of Directors on March 13, 1996. Since 1989, Mr. Gareau has been Chairman of the Board of Sarasota Quay, a real estate management company located in Sarasota, Florida, specializing in property and asset management for commercial properties. From 1982 to 1989, Mr. Gareau was the Chairman of a private Canadian real estate development company involved in the development and syndication of residential condominium and commercial projects in a number of Canadian provinces. From 1981 to 1982 he was President of Bank of America (Canada) with responsibilities for overseeing all retail and mortgage banking operations in Canada. From 1974 to 1981 he was Senior Vice President of Citicorp-Citibank in their International Division. He had responsibilities in corporate and consumer banking with assignments in Asia, Europe, South America, and the U.S.A.

PAUL L. SIMMONS has been a member of the Board of Directors since our incorporation in 1991. He is a recognized authority by both the industry and the FDA in plant manufacturing validation and certification, as well as manufacturing plant and process design for the genetic, pharmaceutical, bulk pharmaceutical chemical, device and diagnostic industries. Mr. Simmons (with his wife, Diane) is the founder of our Company, commencing with one of our predecessors, ROST, Inc. founded in 1980.

Mr. Simmons served in a consulting capacity for manufacturing plant and process design and regulatory compliance to more than 45 major biotech, pharmaceutical and device firms, in 72 plant locations in the U.S., U.K., Europe and the Far East. Mr. Simmons has formulated and designed many of the qualification/validation programs and testing methods now in use in the industry. He is a noted author, having written many technical papers for national trade journals, as well as the writing and publication of a long list of technical and procedural manuals. As a lecturer, Mr. Simmons has addressed more than 55 trade and professional associations in 26 states and several foreign countries, including the Parenteral Drug Association, Pharmaceutical Manufacturer's Association, Association for Professionals In Infection Control, Quality Control Managers Association, Philadelphia Academy of Pharmaceutical Sciences, Biotech 84, Scale-up 84, Interphex and FDA Small Business Seminars.

On October 6, 1998, Mr. Simmons filed a Petition for Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, docketed to Number 98-17181-8P1. Mr. Simmons' Plan of Reorganization was confirmed (approved) by the Court on December 27, 1999, which order operated as a discharge of all debts except as covered by the Plan.

SHELDON C. FENTON is President and CEO. Mr Fenton was first named to the Board of Directors on June 3, 1998. Since 1981 Mr. Fenton has been President and CEO of Tanlon Corporate Holdings Ltd. (and predecessor corporations), located in Toronto, Canada. Tanlon is privately owned, fully integrated management services company. They are involved with another of private and public companies, providing them with expertise and assistance, notably in the areas of capitalization and management. The group also has knowledge and experience in the areas of strategic acquisitions, real estate development and syndication, financing for private and public ventures, as well as asset and property management. They are regarded as specialists in the areas of structuring and restructuring of investments and negotiation with lenders and other corporate stakeholders.

Mr. Fenton is also an officer and director of Dunvegan Mortgage Corporation, a company which has been a primary lender to the Company, as described under "Principal Shareholders."

From 1979-1981 Mr. Fenton was employed by the Canadian Imperial Bank of Commerce alternatively as Solicitor and Manager. In 1977-1978 he practiced corporate and real estate law with the firm of Day Wilson & Campbell in Toronto, Canada and in 1976-1979 worked as a financial consultant for FF. Management in Toronto, Canada.

Mr. Fenton was graduated with honors with a Bachelor of Science degree from the University of Toronto in 1974 and was graduated from the Faculty of Law with an L.L.B. degree from the University of Western Ontario, Canada.

MARTIN E. KOVNATS was first named to the Board of Directors on October 28, 1997. Mr. Kovnats has been a partner with the Securities Law Group of the law firm of Aird & Berlis in Toronto, Canada since 1995. He practices primarily in the area of mergers and acquisitions and debt and equity financings. Previously, he practiced law for sixteen years with the law firm of Goodman and Carr, also located in Toronto. Mr. Kovnats is a past president of the Securities Advisory Committee, appointed by the Ontario Securities Commission. Mr. Kovnats was graduated with a Bachelor of Science from the University of Manitoba in 1972 and an L.L. B. from the University of Manitoba in 1975. Mr. Kovnats has lectured on securities, commercial law and border issues, and has published articles on equity investments, acquisitions and securities law. Since 1979, he has been a member of the Canadian Bar Association and the Law Society of Upper Canada.

ANDREW T. LIBBY, JR. was named Executive Vice President, COO, CFO, and Corporate Secretary on July 31, 1998. From November 1994 until joining the Company, he was the owner of Financial Management Consultants, Inc., a management and consulting firm specializing in helping manufacturing and distribution companies. From June 1994 to November 1994 he served as CFO and Corporate Secretary of Veridien Corporation. Previously, he held a series of positions with different companies and governmental agencies in the area of finance and accounting. From 1987 to 1994 he served as Director of Finance and Accounting at University Medical Service Association, Inc., and Medical Services Support Corporation. Mr. Libby was graduated from the University of Tampa with an MBA in 1981 and was graduated from the University of South Florida with a Bachelor of Arts in Management in 1971 and a Bachelor of Arts in Accounting in 1976. He holds licenses as a CPA, a Certified Internal Auditor
(CIA) and is a licensed mortgage broker.

ALFRED A. RITTER was first named to the board of Directors on March 26, 1993. Mr. Ritter has been the co-owner and director of EXPORATLAS, Lisbon, Portugal since 1981. The company is an import/export firm involved in the paper and pulp industry. Since 1996, Mr. Ritter has been the owner and director of TEOTONIO INVESTMENTS, a commercial real estate and project development company based in Vaduz, Liechtenstein. Additionally, since 1996, Mr. Ritter has been owner and director of EUROVENTOS, which is developing alternative energy sources in Portugal. Mr. Ritter has held positions with Credit Suisse in Zurich, Switzerland, the Bank of London and South America, in London, England, and Lloyd's Bank Ltd. in New York City. He currently operates a securities private placement and investment management company in Lisbon, Portugal, and Vaduz, Liechtenstein.

RUSSELL D. VAN ZANDT was first named to the Board of Directors on October 28, 1997. Mr. Van Zandt was graduated in 1962 with a BA in Mathematics from St. Michael's College in Vermont, and was graduated in 1973 with an MBA from Florida Atlantic University in Florida. He also completed course work in 1975 for a doctorate in Business Administration from George Washington University in Washington, DC.

Mr. Van Zandt is currently President and CEO of Ela Medical in Plymouth, MN. Ela Medical is a manufacturer and marketer of pacemakers and inplantable defibrillators. Previously Mr. Van Zandt had been a corporate Vice President at Datascope Corp., a NASDAQ listed company engaged in the health care and medical device products industry. On behalf of Datascope Corp., he had alternately headed two divisions as President. From 1996 to 1998, he was President of the Intervascular, Inc. Division, which for manufactures and markets vascular grafts and patches on a worldwide basis. From July 1992 through September 1996 he was President of the Cardiac Assist Division which manufactures and markets intra-aortic balloon pumps and catheters. From November 1969 until August 1992, Mr. Van Zandt worked with C.R. Bard, Inc., a health care and medical device company listed on the New York Stock Exchange. He started as personnel director at a division level and rose through the company's ranks to reach, in 1992, the position of President of Bard Vascular Systems Division.

KENNETH J. CHESTER was named to the Board of Directors on February 6, 2000. On that date he was also appointed Managing Director of Operations. Mr. Chester oversees the daily operations of the Company, particularly in the areas of sales and marketing and development of strategic business alliances.

From 1998 to January 2000, Mr. Chester was self employed as a business and marketing consultant for a number of companies in the health care and related industries, including Veridien Corporation. Prior to that, Mr. Chester was an officer of Schein Pharmaceutical, Inc., where he served in that capacity from 1984 through 1998. Schein is a manufacturer and distributor of generic drugs. Mr. Chester most recently held the position of Senior Vice President of Business Development. Prior to his employment with Schein, Mr. Chester held various positions with Pfizer.

Mr. Chester graduated from Monmouth University in Monmouth, New Jersey in 1969 with a Bachelor of Arts in Business Administration.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In March 2000, the following officers, directors and/or ten percent beneficial owners filed Form 5's in lieu of not having filed Form 4's with respect to the following transactions:

On May 21, 1999, Russell D. Van Zandt, a director purchased 100,000 shares of Common Stock at a purchase price of $.10 per share in a private placement.

On July 22, 1999, Andrew T. Libby Jr., Executive Vice President, COO, CFO Secretary and a director converted debt to Common Stock. Mr. Libby was also issued employment related Warrants on December 31, 1999.

On October 1, 1999, Warrants held by Mark E. Schlussel expired.

On December 27, 1999, Dunvegan Mortgage Corporation, a greater than 10% shareholder, converted debt (owed to Dunvegan by Veridien) into Common Stock. Sheldon C. Fenton, President, CEO and a director also filed a Form 5 with respect to this transaction as he is an officer and director of Dunvegan Mortgage Corporation.

On December 27, 1999, International Center for Technology Transfer, Inc. converted debt (owed to ICT by Veridien) into Common Stock. Paul L. Simmons, a director filed a Form 5 with respect to this transaction as he is an officer and/or director of International Center for Technology Transfer, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

COMPENSATION OF MANAGEMENT

We have entered into a series of employment agreements with Paul Simmons. He has a written employment agreement under which he is paid $36,000.00 annually personally for management services. Moreover International Center for Technology Transfer, Inc. (a company owned by Paul Simmons) receives a 3%-5% sales commission for the service of procuring and managing accounts initiated by ICT, Inc. We have also entered into an employment agreement with Andrew T. Libby, Jr., our Executive Vice President, COO, CFO, and Corporate Secretary, under which he is to be paid $130,000 annually, although he will receive only $90,000, with the balance accrued until such time as we have sufficient cash flow to make payment of the accruals and the full salary.

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal                                                                                  Other
Position                                     Year                 Salary         Bonus         Compensation
------------------------                  ---------             ---------        -----         ------------
John Priest, CEO(1)                         1/97-5/97            $ 56,250          -0-           $32,000
Rene Gareau, CEO                          11/96-10/97                 -0-          -0-               -0-
Vic Conant, CEO                            10/97-6/98                 -0-          -0-               -0-
Robert M. Morrow, COO                      1/97-10/97            $135,000          -0-               -0-
Michael B. Whiteman, COO(2)               11/97-12/97            $ 14,000          -0-               -0-
Michael B. Whiteman, COO                    1/98-7/98            $ 42,000          -0-               -0-
Sheldon C. Fenton, President(3)
  & CEO                                  7/98-Present                 -0-          -0-               -0-
Andrew T. Libby, Jr., COO(4)             8/98-Present            $130,000          -0-               -0-


None of the named persons has received stock options or other such non-cash compensation.

----------------------

(1) John Priest had an annual salary of $250,000. He received 250,000 common shares (restricted) upon termination. The Company assumed liability for $32,000 obligation of Mr. Priest to a Company Director.
(2)      Michael B. Whiteman had an annual salary of $84,000.
(3) Tanlon Management Services Inc.. (of which Mr. Fenton is an officer and Director) charges the Company a management fee; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton.
(4) Andrew T. Libby, Jr. had annual salary of $130,000; however, he is paid at the rate of $90,000 per year with $40,000 accrued to be paid when we have sufficient cash flow or significant funding is received.

OPTION GRANTS

The following table sets forth information with respect to grants of stock options to the named officers during 1999. None of these options were exercised during the fiscal year ended December 31, 1999.

                                            NUMBER OF SECURITIES
                                             UNDERLYING OPTIONS/        EXERCISE PRICE
                   NAME                       SARS GRANTED (#)          ($/SHARE)         EXPIRATION DATE
   ------------------------------------------------------------------------------------------------------
     Andrew T. Libby, Jr.                      100,000                    $0.20         December 31, 2003
     Andrew T. Libby, Jr.                      250,000                    $0.10         August 10, 2003
     Andrew T. Libby, Jr.                      250,000                    $0.20         December 31, 2004

None of these options has been repriced.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on December 31, 1999, there were 119,958,735 shares issued and outstanding of record, as well as 16,898,100 shares issuable in the event of the conversion of the $1,569,215 of Convertible Debentures outstanding and the $196,657 of interest thereon as of December 31, 1999. We have used December 31, 1999 as our most recent practicable date because that is the last date to which interest was calculated on our Convertible Debentures.

                                                                 SHARES OF              PERCENTAGE
                                                                  COMMON                    AS OF
NAME AND ADDRESS OF BENEFICIAL OWNERS                              STOCK                 12/31/99(1)
-------------------------------------                          ------------              ------------
Mark E. Schlussel                                                 345,750(2)                  0.25%
100 Renaissance Center, 36th Floor
Detroit, MI  48243-1157x

Sheldon C. Fenton                                              25,478,267(3)                 18.62%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario M4P 3B5x

Rene A. Gareau                                                    125,000                     0.09%
4273 Boca Point Drive
Sarasota, Florida  34238x

Dunvegan Mortgage Corporation                                  25,095,267(4)                 18.34%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware  19899x

Paul L. Simmons                                                 3,427,600(5)                  2.50%
8825 Laurel Drive
Pinellas Park, Florida 33782x


Russell Van Zandt                                                 115,000                     0.08%
17543 Bearpath Trail
Eden Prairie, Minnesota  55347x

Andrew T. Libby, Jr                                               439,217(6)                  0.32%
806 South MacDill Avenue
Tampa, Florida  33609x

Martin E. Kovnats                                                  10,000                     0.01%
Aird & Berlis
BCE Place, PO Box 754x
181 Bay Street, Suite 1800x
Toronto, Ontario M5J 2T9x

Alfred A. Ritter                                                        0                       --
Rua Baronesa DeBeck
Malveira Da Serra
2750 Cascais Portugal

Kenneth J. Chester                                                393,254(7)                  0.29%
1280 Dolphin Bay Way #401x
Sarasota, Florida  34242x

All Directors and Officers                                     30,334,080                    22.20%
    as a Group (9 persons)

----------------------

(1) Based on 119,958,735 shares issued and outstanding as of December 31, 1999, as well as 16,898,100 shares issuable on conversion of the Convertible Debentures and interest thereon, for a total of 136,856,835 shares.
(2) Does not include options to purchase 200,000 shares of Common Stock from Dunvegan Mortgage Corporation at an exercise price of $.10.
(3) Includes Mr. Fenton's direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 2,762,253 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $116,127 of interest thereon as of December 31, 1999. Does not include 2,236,263 Convertible Debenture Warrants owned by Dunvegan Mortgage Corporation. Also does not include 31,234,843 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned to 1192615 Ontario Limited, owned by Mr. Fenton's brother and in which he disclaims any beneficial interest.
(4) Includes 2,762,253 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $116,127 of interest thereon as of December 31, 1999. Does not include 2,236,263 Convertible Debenture Warrants or 154,163 shares of Series B Preferred Stock.
(5) Includes Mr. Simmons' direct ownership of 2,753,000 shares and indirect ownership of 674,600 shares owned by International Center for Technology Transfer, Inc., of which Mr. Simmons is an Officer and Director.
(6) Does not include 600,000 Common Stock Purchase Warrants, of which 250,000 have an exercise price of $.10 and 350,000 have an exercise price of $.20.

(7) For full disclosure, the stock holdings of Mr. Chester at December 31, 1999 have been included on this schedule even though Mr. Chester was not appointed to the Board of Directors until February 7, 2000.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into financing transactions with Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company's President/CEO and a director, is an officer and a director. These transactions include:

         1. On or about October 19, 1995, Dunvegan Mortgage Corporation agreed to loan us $2,500,000 represented by a Master Promissory Note collateralized by a Security Interest on all of our assets and our subsidiaries. We have drawn down the entire amount. As a part of the loan transaction, we agreed to issue Dunvegan Mortgage Corporation its assigns and its loan participants (collectively "Dunvegan") warrants such that after exercise of all such warrants Dunvegan could own 51% of the total number of shares then issued and outstanding, on a fully diluted basis.

         2. Subsequent to the Loan and Security Agreement being fully drawn down, Dunvegan Mortgage Corporation has loaned us funds under Convertible Debentures. In total Dunvegan Mortgage Corporation has advanced $ 471,215 (in 6 different advances between June 1997 and June 1998) by way of Debentures. These Debentures are convertible into Common Stock and had 2,236,264 Warrants attached thereto.

On September 14, 1998 Dunvegan Mortgage Corporation and loan participants converted $1,575,166 principal of their loan under the Loan and Security Agreement of October 19, 1995 to 33,530,973 shares of Common Stock and 154,163 shares of Series B Cumulative Preferred Stock. Dunvegan retained 20,610,551 shares of the Common Stock and distributed the balance to its loan syndicate participants. On October 5, 1998 the balance of the loan was assigned to a company owned by Mr. Fenton's brother and in which he disclaims any beneficial interest.

On June 30, 1998, the Company purchased certain inventory for $104,444 (in promissory notes) from International Center for Technology Transfer, Inc., a corporation owned by Paul L. Simmons, a director.

In June 1998, Mark E. Schlussel, Chairman of the Board, converted $24,500 owed to him by the Company for consulting fees, to 122,500 shares of the Company's Common Stock, at a conversion price of $.20 per share.

Options to purchase 200,000 shares of the Company's Common Stock at a price of $.50 per share held by Mark Schlussel, Chairman of the Board, would have expired on October 17, 1998 but were extended to October 17, 1999 with an adjustment of the exercise price to $.25 per share. These options expired without being exercised on October 17, 1999.

NORPAK MANUFACTURING, INC.

During 1999 we entered into a strategic alliance agreement with a Canadian medical products manufacturer/distribution company in which family members of Sheldon C. Fenton, the Company's President/CEO and a director, then owned directly or indirectly approximately 48% of the corporation.

During January 2000, members of Sheldon C. Fenton's family and/or entities of which they are officers or directors increased their ownership to a majority of the corporation. Under the strategic alliance agreement we have agreed to market, sell and distribute the Canadian company's products to customers in the U.S. The Canadian company has agreed to make available to us all U.S. customers with whom they currently do business.

TANLON MANAGEMENT SERVICES, INC.

During 1999 we utilized the services of a management company which is owned and controlled by Sheldon C. Fenton, the Company's President/CEO and a director, to assist with administrative and organizational functions of the Company. We owe $120,000 for these professional services, which is intended to cover the salaries of relevant Tanlon employees; none of the fee is intended to compensate Mr. Fenton.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

  NO.    DESCRIPTION OF EXHIBIT
-----    ----------------------
*3.1     Certificate of Incorporation of VCT Acquisitions II, Inc. - Dated June
         4, 1991

*3.2     Restated Certificate of Incorporation of VCT Acquisitions II, Inc. -
         Dated September 13, 1991

*3.3     Certificate of Amendment of Restated Certificate of Incorporation -
         November 6, 1991

*3.4     Bylaws of Veridien Corporation - 1998 as amended to date

*3.5     Certificate of the Powers, Preferences, Rights, Qualifications,
         Limitations and Restrictions of Series B Convertible Preferred Stock -
         Dated September 11, 1998

*3.6     Certificate of Designation - Dated April 3, 1995

*3.7     Certificate of Amendment to the Certificate of Incorporation - Dated
         February 16, 1996

 3.8     Certificate of Amendment of Restated Certificate of Incorporation

*4.1     Debenture Sample

*4.2     General Security Agreement between Veridien Corp. and Dunvegan
         Mortgage Corp.- Dated October 19, 1995

*4.3     Loan and Security Agreement between Veridien Corp. and Dunvegan
         Mortgage Corp. - Dated October 19, 1995

*4.4     General Security Pledge between Veridien Corp. and Dunvegan Mortgage
         Corp. - Dated October 19, 1995

*4.5     Warrant Agreement regarding Warrants to purchase Common Stock of
         Veridien Corporation Series I - Dated October 19, 1995

*4.6     Warrant Agreement regarding Warrants to purchase Common Stock of
         Veridien Corporation - Series II - Dated October 19, 1995

*4.7     Warrant to purchase Common Stock Series I and Series II - Dated
         December 12, 1995

*4.8     Common Stock Purchase Warrant: $0.135 per share - Dated June 10, 1998

*10.1    Building Lease

*10.2    Canadian Licensing Agreement - Dated February 28, 1998

*10.3    Contract Fill and Sub-lease Agreement with Horizon Pharmaceuticals,
         Inc. - Dated August 1, 1998

*10.4    Trademark - Virahol

*10.5    Trademark - Viraguard

*10.6    Trademark - Viragel

*10.7    Trademark - Vira- CD7

*  10.8    Australian Patent No. 667,930/Sterihol

*  10.9    Australian Patent No. 628,932/Virahol

*  10.10   Canadian Patent No. 1,337,329/Virahol

*  10.11   Mexican Patent No. 185,884/Virahol

*  10.12   U.K. Patent No. 2,294,639/Virahol

*  10.13   U.K. Patent No. 2,245,171/Virahol

*  10.14   U.S. Patent No. 5,405,602/Sterihol

*  10.15   U.S. Patent No. 5,145,663/Virahol

*  10.16   U.S. Patent No. 5,441,723/Virahol

*  10.17   U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic
           Cold Chemical Sterilant

*  10.18   New Zealand Patent No. 269,419/Virahol

** 10.19   Employment Agreement with Paul Simmons

***10.20   Employment Agreement with Andrew T. Libby, Jr.

** 10.21   Norpak Manufacturing Inc. Agreement

   10.22   Consulting Agreement with Kenneth J. Chester

   10.23   Option Agreement re: Purchase of SunSwipe, Inc.

   10.24   Consulting Agreement with Robert P. Belling

*  21.1    Subsidiaries

   27      Financial Data Schedule


*          Exhibit filed with Form 10-SB dated March 12, 1999, File No. 0-25555.


**         Exhibit filed with Amendment No. 1 to Form 10-SB, File No. 0-25555.


*** Exhibit filed with Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1999, File No. 0-25555.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION

           /s/ Sheldon C. Fenton, C.E.O.
By  ______________________________________________, President
               Sheldon C. Fenton, C.E.O.

                     March 30, 2000
Date _____________________________________________


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ Sheldon C. Fenton, C.E.O.
By  ______________________________________________
               Sheldon C. Fenton, C.E.O.

                     March 30, 2000
Date _____________________________________________


       /s/ Andrew T. Libby, Jr., C.F.O., C.O.O.
By  ______________________________________________
           Andrew T. Libby, Jr., C.F.O., C.O.O.


                     March 30, 2000
Date _____________________________________________


      /s/ Russell D. Van Zandt, Chairman of the
                  Board of Directors
By   _____________________________________________
          Russell D. Van Zandt, Chairman of the
                  Board of Directors

                     March 30, 2000
Date _____________________________________________



By     /s/ Rene A. Gareau, Vice Chairman of the
                  Board of Directors
     _____________________________________________
           Rene A. Gareau, Vice Chairman of the
                  Board of Directors

                     March 30, 2000
Date _____________________________________________



By        /s/ Kenneth J. Chester, Director
    _____________________________________________
              Kenneth J. Chester, Director

                     March 30, 2000
Date _____________________________________________