Form 10QSB
period 2000-03-31
VERIDIEN CORP
filed 2000-05-15
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000
                                        --------------

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

Yes   [X]   No   [ ]

                               TABLE OF CONTENTS

                                                                                                 Pages
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................................      3-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................     8-13

PART II   OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities....................................................       13

Item 6.   Exhibits and Report on Form 8-K
          (a)  10.25 Scott R. Dotson Agreement...............................................       13
          (b)  27.1  Financial Data Schedule.................................................       13

                                     Part I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              LOGO Carter, Cartier, Melby & Guarino, C.P.A.'s. P.A.


                         Independent Accountant's Report


May 11, 2000


Board of Directors
Veridien Corporation and Subsidiaries

We have reviewed the accompanying consolidated financial statements of Veridien Corporation and Subsidiaries as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company, since its inception, has sustained substantial losses in the amount of $30,155,300, has a deficit in stockholders' equity of $2,713,338, a deficit in working capital of $1,556,612, and is experiencing a continued cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Item 2, Management's Discussion and Analysis that accompanies these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carter, Cartier, Melby & Guarino, C.P.A.'s, P.A.
----------------------------------------------------


CARTER, CARTIER, MELBY & GUARINO, C.P.A.'s, P.A.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)

                      March 31, 2000 and December 31, 1999

                                                                    March 31, 2000     December 31, 1999
                                                                    --------------     -----------------
Current assets:
Cash                                                                  $  769,649          $    6,734
Accounts receivable - trade
  Less allowance for doubtful accounts of
    $10,564 and $10,564 respectively                                     316,913             300,436
Note receivable                                                           20,000              22,500
Investment in subsidiaries                                                47,211                 -0-
Inventory                                                                372,301             156,932
Prepaid expenses and other current assets                                 37,648              13,939
                                                                      ----------          ----------
 Total current assets                                                  1,563,722             500,541

Property and equipment:
  Furniture and fixtures                                                 656,962             656,962
  Leasehold improvements                                                  97,180              97,180
                                                                      ----------          ----------
                                                                         754,142             754,142
Less accumulated depreciation                                            688,739             683,045
                                                                      ----------          ----------
                                                                          65,403              71,097

Other Assets:
  Patents, less accumulated amortization of
    $485,986 and $485,986, respectively                                   28,396              28,396
  Loan costs, less accumulated amortization of
    $69,214 and $65,192, respectively                                      8,578              12,601
  Security deposits and other assets                                      87,897              39,947
                                                                      ----------          ----------
                                                                         124,871              80,944
                                                                      ----------          ----------

                                                                      $1,753,996          $  652,582
                                                                      ==========          ==========

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                    Consolidated Balance Sheets - Continued
                                  (Unaudited)
                      March 31, 2000 and December 31, 1999

                                                                    March 31, 2000        December 31, 1999
                                                                    --------------        -----------------

                         Liabilities and Deficit in Stockholders' Equity

Current liabilities:
   Notes payable                                                      $    615,779           $    585,779
   Convertible debentures                                                1,222,215              1,569,215
   Accounts payable                                                        694,936                582,107
   Accrued compensation                                                     67,868                 57,869
   Accrued interest                                                        295,248                296,650
   Other accrued liabilities                                                11,241                 43,611
   Customer deposits                                                        45,744                 46,516
   Due to stockholders                                                     167,303                166,787
                                                                      ------------           ------------
      Total current liabilities                                          3,120,334              3,348,534
Long term liabilities:
    Convertible debentures                                               1,347,000                    -0-
                                                                      ------------           ------------
Total liabilities                                                        4,467,334              3,348,534
Deficit in Stockholders' Equity:
Undesignated preferred stock, $.001 par value,
25,000,000 shares authorized
Convertible redeemable preferred stock,
   $10 par value, 100,000 authorized; 6,000 and 6,000
   issued and outstanding at March 31, 2000 and
   December 31, 1999                                                        60,000                 60,000
Series B Preferred Stock,
   $.001 par value, 245,344 authorized, 193,534 and
   193,534 issued and outstanding at March 31, 2000
   and December 31, 1999                                                       194                    194
   Common stock - $.001 par value; 200,000,000 shares
   authorized, 123,620,304 and 119,958,735 shares issued
   and outstanding at March 31, 2000 and December 31,
   1999                                                                    123,620                119,960
Additional paid-in capital                                              27,236,749             26,789,390
Common stock warrants                                                       26,399                 26,399
Accumulated deficit                                                    (29,686,895)           (27,589,451)
Current Period Profit/(Loss)                                              (468,405)            (2,097,444)
                                                                      ------------           ------------
                                                                        (2,708,338)            (2,690,952)
Stock subscriptions receivable                                              (5,000)                (5,000)
                                                                      ------------           ------------
Total Stockholders' Deficit                                             (2,713,338)            (2,695,952)
                                                                      ------------           ------------
                                                                      $  1,753,996           $    652,582
                                                                      ============           ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                           For the three months ended
                       March 31, 2000 and March 31, 1999

                                                                      March 31, 2000      March 31, 1999
                                                                      --------------      --------------

Sales                                                                 $      81,467       $      80,255

Operating costs and expenses:
   Cost of sales                                                             65,958              76,940
   General, selling, and administrative                                     388,944             459,494
   Research and development                                                  55,475              55,818
                                                                      -------------       -------------
                                                                            510,377             592,252
                                                                      -------------       -------------

     Loss from operations                                                  (428,910)           (511,997)

Other income (expense):
   Interest expense                                                         (69,345)            (62,518)
   Operations/Production Services                                               -0-             171,000
   Rental income                                                             26,005              26,250
   Miscellaneous                                                                -0-              26,032
   Interest income                                                            3,845               1,370
                                                                      -------------       -------------
                                                                            (39,495)            162,134
                                                                      -------------       -------------

Net loss                                                              $    (468,405)      $    (349,863)
                                                                      =============       =============

Net loss per common share                                             $       (.004)      $       (.004)
                                                                      =============       =============

Weighted average share outstanding                                      121,789,519          86,459,575
                                                                      =============       =============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                           For the three months ended
                       March 31, 2000 and March 31, 1999

                                                                     March 31, 2000        March 31, 1999
                                                                     --------------        --------------

Cash flows from operating activities:
   Net (loss)                                                         $  (468,405)          $  (349,863)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                                          5,694                 7,849
   (Increase) decrease in:
     Accounts receivable                                                  (16,477)             (151,699)
     Note receivable                                                        2,500                   -0-
     Prepaid and other current assets                                     (23,709)                  -0-
     Inventories                                                         (215,369)              (51,782)
     Other assets                                                         (43,927)                  -0-
   Increase (decrease) in:
     Accounts payable and accrued expenses                                 89,056               (85,036)
     Due to Stockholders                                                      516                   -0-
     Customer Deposits                                                       (772)                  -0-
                                                                      -----------           -----------
Net cash (used) by operating activities:                                 (670,893)             (630,531)

Cash flow from investing activities:
   Investment in subsidiaries                                             (47,211)                  -0-
   Purchases of property and equipment                                        -0-                (7,395)
                                                                      -----------           -----------
Net cash (used) by investing activities                                   (47,211)               (7,395)

Cash flow from financing activities:
   Proceeds from convertible debentures                                 1,347,000                   -0-
   Net proceeds from borrowings                                          (317,000)                1,851
   Proceeds from issuance of preferred and common stock                   451,019               674,878
                                                                      -----------           -----------
Net cash provided by financing activities                               1,481,019               676,729

Net increase/(decrease) in cash                                           762,915                38,803

Cash at beginning of quarter                                                6,734                17,158
                                                                      -----------           -----------

Cash at end of quarter                                                $   769,649           $    55,961
                                                                      ===========           ===========

 With regard to commitments and contingencies at March 31, 2000, there are no material changes from the financial statement footnotes
                        as presented December 31, 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER - MARCH 31, 2000 COMPARED WITH MARCH 31, 1999

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1. contained elsewhere in this document.

OVERVIEW

We are organized as a Delaware corporation to engage in the development, manufacture, distribution, and sale of disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them, and which are environmentally friendly, decomposing into harmless, naturally occurring organic molecules. To this end, the Company has developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer, made in accordance with the applicable FDA Monograph. The Corporation has incurred losses since its incorporation. At March 31, 2000, the Corporation had an accumulated deficit of $30,155,300. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULT OF OPERATIONS

First Quarter - March 31, 2000 Compared with March 31, 1999

Consolidated gross revenues for first quarter 2000 decreased by $193,590 or 63% to $111,317 compared with $304,907 in first quarter 1999.

- Gross revenue from product sales increased for first quarter 2000 by $1,212 or 1% to $81,467 compared with $80,255 in first quarter 1999. We began actively promoting our product line through trade-show presentations and direct calls on both existing and potential customers which management believes will significantly increase sales during the third and fourth quarters of Year 2000. Our goal is to offer a broad product line which provides a broad range of infection control for our customers. We anticipate our new towelette products for surface, hand and body applications will generate substantial revenue during the third and fourth quarters of this year.

- Gross revenue from operations/production services (OPS) for first quarter 2000 decreased to zero compared with $171,000 in first quarter 1999. Revenue had been earned during 1999 by providing quality assurance, research and development, purchasing assistance and freight-handling fees to our contract fill manufacturer who occupies a major portion of our facility. We cannot anticipate or measure future demand, if any, for these services.

- Gross rental income for first quarter 2000 remained constant at $26,005 compared with $26,250 in first quarter 1999. A portion of the company's leased 38,000 square foot manufacturing facility is subleased to a contract filler that manufactures Veridien's products. They relocated to our facility in August 1998. This space is leased for a two-year period, which will generate approximately $100,000 per annum.

- Gross miscellaneous income for first quarter 2000 decreased by $26,032. Virtually all the decrease was due to a one-time recognition in 1999 of gain on the finalization of previous year accrued expenses.

- Interest income for first quarter 2000 increased by $2,475 or 181% to $3,845 compared with $1,370 in first quarter 1999.

Consolidated gross expenses for first quarter 2000 decreased by $75,048 or 11.5% to $579,722 compared with $654,770 in first quarter 1999.

- The cost of goods sold for first quarter 2000 decreased by 14% to $65,958 compared with $76,940 in first quarter 1999. The cost of goods ratio as a percentage of sales was 81% in first quarter 2000 compared to 96% in first quarter 1999. The decrease in the cost of sales resulted primarily from the decreased overhead of the contract fill operator fulfilling production within the plant facility.

- General, selling, and administrative expenses for first quarter 2000 decreased by 15.4% to $388,944 compared with $459,494 in first quarter 1999. The decrease that affected general and administrative costs were associated with professional consulting and accounting fees for first quarter 2000 that decreased by 28% to $140,766 compared with $195,742 in first quarter 1999. During first quarter 2000, sales expense increased by 49% to $57,478 compared with $38,488 in first quarter 1999. This increase was due to the increased attendance at trade shows.

- Research and development for first quarter 2000 decreased $343 or 1% to $55,475 compared with $55,818 in first quarter 1999. Our microbiology and chemistry laboratory continues to focus on broadening the range of claims we can assert for our existing products. We are also focusing on testing new products for commercialization.

- Interest expense for first quarter 2000 increased by 10.9% to $69,345 compared with $62,518 in first quarter 1999. The increase in interest expense was due primarily to the issuance of Convertible Debentures during first quarter 2000.

- Operating losses increased to $468,405 first quarter 2000 from $349,863 in first quarter 1999. This represented a 33.9% increase in operating losses.

- In March 2000, we acquired 50% of SunSwipe, Inc., a company that develops and markets products and packaging for the mass merchandise consumer market. Negotiations continue with respect to our acquiring an even more significant interest in the SunSwipe opportunity. The product line currently includes single use towelette applications that are impregnated with sunscreens, repellants and anti-microbial agents. The product line is sold at major retailers in the U.S. such as Wal-Mart, K-Mart, CVS drugstores, Walgreens, Price Chopper and Albertsons. These products will be produced by our strategic alliance manufacturing partner in Canada.

- We are in the process of increasing our supplier capacity through new agreements with two manufacturers and one marketing company that represent a foreign manufacturer. We believe that diversifying our manufacturing sources will ensure the timely production and consistent quality of our expanding product line.

- We continue to hold our wholesale prices on products to approximate our competitors' prices. We believe this allows our products a strategic advantage by offering our toxic-free, broad-range disinfectants at or near the same cost as competitors' products which are toxic.

- We are continuing to work under an agreement with the Founders of "Koala Bear Kare Baby Changing Stations" to combine their premium towelette with our patented product VIRAHOL(R) to create a towelette to be competitively marketed for restrooms worldwide.

- We are continuing to enhance our website which was created during 1999. Initially, we have provided information for shareholders and consumers to learn more about our patented products. During the second quarter of this year we anticipate offering products available for purchase through Internet transactions.

- During the first quarter of 2000, we continued to enhance our ability to electronically exchange information with our strategic alliance partners as well as our subsidiaries.

- In March 2000, we acquired an exclusive 10-year license right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette and Contact Lens Rewetting Agent. We are refining the development of this product and anticipate revenue generation during the Year 2001. We believe this innovative product strongly compliments our expanding towelette line of products.

   FIRST QUARTER ENDED MARCH 31, 2000 VS. FIRST QUARTER ENDED MARCH 31, 1999

                                                        First Quarter                 Percentage of
                                                          March 31                    Net Revenue
                                                     2000          1999           2000            1999
                                                       (In thousands)

Net Sales                                           $   81        $   80           100%           100%
Cost of Goods Sold                                      66            77            81%            96%
Gross Profit                                            15             3            19%             4%

Operating Expenses:
General, Selling & Administrative                      389           459           480%           573%
Research & Development                                  55            56            68%            70%
(Loss) from Operations                                (429)         (512)         (529)%         (640)%
Other Income (Expense) Net                             (39)          162           (48)%          203%
Net (Loss) Before Taxes                               (468)         (350)         (577)%         (438)%
Income Taxes                                             0             0             0%             0%
Net (Loss)                                          $ (468)       $ (350)         (577)%         (438)%

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2000, and March 31, 1999, we had working capital deficits of approximately $1,556,612 and $1,894,010, respectively. Our independent certified public accountants stated in their report on the 1999 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses which we expect will provide improved profit margins beginning in third quarter of 2000. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During first quarter 2000, we issued three year Convertible Debentures in the amount of $1,347,000. The Convertible Debentures carry interest at the rate of 10%, which has been accrued through March 31, 2000. The principal and interest amounts are convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.065 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10. As of April 2000, we are continuing to generate funding through the continuation of private placement efforts.

- During the first quarter 2000, we utilized sales consultant services for which we issued common stock valued at $26,524.

- During first quarter 2000, we acquired a purchase option and an exclusive license right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette. As part of the agreement we issued common stock valued at $11,250.

- During first quarter 2000, $347,000 of Convertible Debenture principal and $66,247 of accrued interest was converted into 3,221,787 shares of common stock at conversion rates ranging between $0.105 to $0.16 per share.

- During the quarter ended March 31, 2000, accounts receivable increased $16,477 primarily due to increased obligations of our contract fill manufacturer for services provided by our company.

- During the first quarter 2000, inventory increased 137% to $372,301 compared with $156,932 at December 31, 1999. The increase is due to the purchase of inventory to fulfill orders which will be delivered during the second quarter 2000.

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

- As of April 2000, we have cash of approximately $367,000 and during May and June, we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days, excluding the potential repayment of Convertible Debenture due before December 2000. The Company anticipates increasing sales to begin in the second quarter of 2000, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

- At the present time, we have committed to fund up to $100,000 to acquire 50% of Communication Gear, Inc., a newly formed company, which anticipates creating and producing an innovative protective cover for cell phones and palm pilots. We believe the demand for hand held devices will rise dramatically during the next three years.

- We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

- If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. While we believe our existing contract fill manufacturer has been successful in locating sources of our commonly available raw materials and converting these into finished products, we have reached an agreement with two additional contract fill manufacturers who we believe will assure us of the timely production of products. We anticipate our products will be produced by these two manufacturers beginning in the second quarter of 2000.

PART II

                               OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

We have been in technical default on our Loan and Security Agreement since March 1996. As of March 31,2000, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $519,340 and $97,146 of accrued interest. The lender has not waived compliance regarding the loan criteria and has continued to fund the monthly working capital needs of the Company, as previously agreed.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

    (a)     Exhibit  10.25 R. Scott Dotson
    (b)     Exhibit  27.1  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Veridien Corporation
                                        ---------------------------------------
                                                 (Registrant)



Date       May 15, 2000                 By     /s/ Sheldon C. Fenton
     -----------------------              -------------------------------------
                                                Sheldon C. Fenton
                                                Chief Executive Officer



Date       May 15, 2000                 By     /s/ Andrew T. Libby, Jr.
     -----------------------              -------------------------------------
                                                Andrew T. Libby, Jr.
                                                Chief Financial Officer