Form 10QSB
period 2000-06-30
VERIDIEN CORP
filed 2000-08-14
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the quarterly period ended June 30, 2000
                                   -------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the transition period from ___________ to ____________


    Commission file number          000-25555
                                    ---------


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

Yes [X]   No [ ]

                                TABLE OF CONTENTS

                                                                           Pages

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................  3-6
         Notes to Financial Statements....................................  7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................10-16



PART II  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................   17

Item 5.  Other Information................................................   17

Item 6.  Exhibits and Report on Form 8-K
         (a)  Exhibits
              27.1 Financial Data Schedule................................   17

PART I   FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS
                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 2000 and December 31, 1999


                       Assets                                June 30, 2000        December 31, 1999
                       ------                                -------------        -----------------
Current Assets:
       Cash                                                   $   334,704             $   6,734
       Accounts receivable - trade
       Less allowance for doubtful account of
             $10,564 and $10,564, respectively                    499,714               300,436
       Note receivable                                             20,000                22,500
       Advances                                                    68,502                    --
       Inventory                                                  353,309               156,932
       Prepaid expenses and other current assets                   20,292                13,939
                                                              -----------             ---------
             Total current assets                               1,296,521               500,541
Property and equipment:
       Furniture and fixtures                                     656,962               656,962
       Leasehold improvements                                      98,874                97,180
                                                              -----------             ---------
                                                                  755,836               754,142
Less accumulated depreciation                                    (694,433)             (683,045)
                                                              -----------             ---------
                                                                   61,403                71,097
Other Assets:
       Patents, less accumulated amortization
             of $487,790 and $485,986 respectively                 26,592                28,396
       Loan costs, less accumulated amortization
             of $73,237 and $65,192 respectively                    4,555                12,601
       Security deposits and other assets                         101,797                39,947
                                                              -----------             ---------
                                                                  132,944                80,944
                                                              -----------             ---------

             Total assets                                     $ 1,490,868             $ 652,582
                                                              ===========             =========




               See accompanying notes to the financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                       June 30, 2000 and December 31, 1999


     Liabilities and Deficit in Stockholders' Equity             June 30, 2000           December 31, 1999
     -----------------------------------------------             -------------           -----------------
Current liabilities:
     Notes payable                                                $    628,279             $    585,779
     Convertible debentures due                                        880,497                1,569,215
     Accounts payable                                                  633,022                  582,107
     Accrued compensation                                                2,137                   57,869
     Accrued interest                                                  345,623                  296,650
     Other accrued liabilities                                          28,149                   21,796
     Customer deposits                                                  38,284                   46,516
     Due to stockholders                                               167,819                  166,787
                                                                  ------------             ------------
        Total current liabilities                                    2,723,810                3,326,719

Long-term liabilities:
     Convertible debentures                                          1,332,000                       --
     Obligation under capital lease                                     19,036                   21,815
                                                                  ------------             ------------
        Total long-term liabilities                                  1,351,036                   21,815

Minority Interest:                                                       9,166                       --

Deficit in Stockholders' Equity:
    Undesignated preferred stock, $.001 par
        value, 25,000,000 shares authorized
        Convertible redeemable preferred
        stock, $10 par value, 100,000 authorized;
        6,000 and 6,000 issued and outstanding at
        June 30, 2000 and December 31, 1999                             60,000                   60,000
    Series B Preferred Stock, $.001 par value, 245,344
        authorized, 193,534  and 193,534 issued and
        Outstanding at June 30, 2000 and
        December 31, 1999                                                  194                      194
    Common Stock - $.001 par value; 200,000,000 shares
        authorized, 129,522,121 and 119,958,735 shares
        issued and outstanding at June 30, 2000 and
        December 31, 1999                                              129,522                  119,960
    Additional paid-in capital                                      27,698,955               26,789,390
    Common stock warrants                                               26,399                   26,399
    Accumulated deficit                                            (29,686,895)             (27,589,451)
    Current period profit/(loss)                                      (816,319)              (2,097,444)
                                                                  ------------             ------------
                                                                    (2,588,144)              (2,690,952)
    Stock subscriptions receivable                                      (5,000)                  (5,000)
                                                                  ------------             ------------
        Total stockholders' deficit                                 (2,593,144)              (2,695,952)
                                                                  ------------             ------------

                                                                  $  1,490,868             $    652,582
                                                                  ============             ============




                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                               2000                1999                2000               1999
                                           -------------       ------------       -------------       ------------
Sales                                      $     840,879       $     95,782       $     922,346       $    176,037

Operating costs and expenses:
       Cost of sales                             712,802             41,289             778,760            118,229
       General, selling, and
            Administrative                       373,049            388,617             761,993            848,110
       Research and Development                   45,759             93,101             101,234            148,919
                                           -------------       ------------       -------------       ------------
                                               1,131,610            523,007           1,641,987          1,115,258
                                           -------------       ------------       -------------       ------------
Loss from Operations                            (290,731)          (427,225)           (719,641)          (939,221)

Other income (expense):
       Interest expense                          (80,400)           (87,646)           (149,744)          (150,165)
       Operations/production services                 --                 --                  --            171,000
       Rental income                              26,005             25,759              52,010             52,009
       Miscellaneous                                  --             21,179                  --             47,211
       Interest income                             6,377                529              10,222              1,899
                                           -------------       ------------       -------------       ------------
                                                 (48,018)           (40,179)            (87,512)           121,954
Loss before elimination of
       minority interest                        (338,749)          (467,404)           (807,153)          (817,267)

Elimination of minority interest                  (9,166)                --              (9,166)                --
                                           -------------       ------------       -------------       ------------

Net loss                                   $    (347,915)      $   (467,404)      $    (816,319)      $   (817,267)
                                           =============       ============       =============       ============

Net loss per common share                  $      (0.003)      $     (0.005)      $      (0.006)      $     (0.009)

Weight average share outstanding             125,655,255         95,840,843         125,655,255         95,840,843




                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                           For the three months ended
                         June 30, 2000 and June 30, 1999


                                                                June 30, 2000         June 30, 1999
                                                                -------------         -------------
Cash flows from operating activities:
   Net (loss)                                                    $  (816,319)          $  (817,267)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                                    11,388                15,960
     Minority Interest                                                 9,166                   -0-
   (Increase) decrease in:
     Accounts receivable                                            (199,278)             (218,663)
     Note receivable                                                   2,500                   -0-
     Prepaid and other current assets                                 (6,353)               13,720
     Inventories                                                    (196,377)              (53,572)
     Other assets                                                    (52,000)                  -0-
   Increase (decrease) in:
     Accounts payable and accrued expenses                            47,730              (109,139)
     Due to Stockholders                                               1,032                   -0-
     Customer Deposits                                                (8,232)                  -0-
                                                                 -----------           -----------
Net cash (used) by operating activities:                          (1,206,743)           (1,168,961)

Cash flow from investing activities:
   Investment in subsidiaries                                        (68,502)                  -0-
   Purchases of property and equipment                                (1,694)              (15,845)
                                                                 -----------           -----------
Net cash (used) by investing activities                              (70,196)              (15,845)

Cash flow from financing activities:
   Proceeds from convertible debentures                            1,332,000              (640,569)
   Net proceeds from borrowings                                     (646,218)              (84,475)
   Proceeds from issuance of preferred and common stock              919,127             1,898,464
                                                                 -----------           -----------
Net cash provided by financing activities                          1,604,909             1,173,420

Net increase/(decrease) in cash                                      327,970               (11,386)

Cash at beginning of year                                              6,734                17,158
                                                                 -----------           -----------

Cash at end of quarter                                           $   334,704           $     5,772
                                                                 ===========           ===========




                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                       AND
                                  SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30,
2000:

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10Ksb filed with the SEC in March 2000.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying unaudited interim consolidated financial statements follows.

1.  PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the company and its subsidiaries, each of which is wholly-owned excluding subsidiary, The SunSwipe(TM) Corporation, L.L.C, of which is fifty percent owned. All intercompany balances and transactions have been eliminated in consolidation.

2.  INVENTORIES

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2000, raw materials and finished goods amounted to approximately $353,309.

3.  RECLASSIFICATION

Certain reclassifications have been made to the December 31, 1999 audited consolidated financial statements to be in conformity with the June 30, 2000 unaudited interim financial statements.

4.  NET LOSS PER SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 125,655,255 and 95,840,843 for the quarter ending June 30, 2000 and 1999, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying unaudited interim consolidated financial statements of the Company as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and June 30, 1999, respectively. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Since inception, the Company has incurred losses of approximately $30.5 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders' equity of $2.6 million, a deficit in working capital of $1.4 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The unaudited interim consolidated financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER - JUNE 30, 2000 COMPARED WITH JUNE 30, 1999, AND SIX-MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1 contained elsewhere in this document.


OVERVIEW

We are a Health Care Company incorporated in Delaware focusing on infection control and have developed UNIQUE PATENTED PRODUCTS including DISINFECTANTS, ANTISEPTIC HAND GELS, SKIN CLEANSERS, LENS CARE AND SUNPROTECTION PRODUCTS.

The flagship product, Virahol(R) Hospital Disinfectant/Cleaner & Instrument Presoak, is now being marketed as VIRAGUARD(R) Hospital Disinfectant/Cleaner & Instrument Presoak. VIRAGUARD(R) Hospital Disinfectant/Cleaner & Instrument Presoak and VIRAGUARD(R) Hospital Surface Disinfectant Towelette are EPA registered disinfectants designed for effective disinfecting, cleaning and deodorizing of hard, inanimate nonporous surfaces. VIRAGUARD(R) Antiseptic Hand Gel and VIRAGUARD(R) Antimicrobial Hand Wipes, which are regulated by the FDA and utilize Veridien's patented formulation, are effective against germs when soap and water hand washing is not possible.

Recent product line extensions have included sales of private label canisters and sunscreen impregnated towelettes being marketed under the SunSwipe(TM) label.

The Corporation has incurred losses since its incorporation. At June 30, 2000, the Corporation had an accumulated deficit of $30,503,214. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS


   SECOND QUARTER ENDED JUNE 30, 2000 VS. SECOND QUARTER ENDED JUNE 30, 1999

                                          Second Quarter         Percentage of
                                             June 30,             Net Revenue
                                        2000         1999        2000      1999
                                     ---------     ---------     ----      ----
[S]                                  [C]           [C]           [C]       [C]

Net Sales                            $ 840,879     $  95,782     100%      100%
Cost of Goods Sold                     712,802        41,289      85%       43%
Gross Profit                           128,077        54,493      15%       57%

Operating Expenses:
General, Selling & Administrative      373,049       388,617      44%      406%
Research & Development                  45,759        93,101       5%       97%

(Loss) from Operations                (290,731)     (427,225)    (35)%    (446)%

Other Income (Expense) Net             (48,018)      (40,179)     (6)%     (42)%

(Loss) Before Minority Interest       (338,749)     (467,404)    (40)%    (488)%
Elimination of Minority Interest        (9,166)            0      (1)%        0%

Net (Loss) Before Taxes               (347,915)     (467,404)    (41)%    (488)%
Income Taxes                                 0             0        0%        0%
Net (Loss)                           $(347,915)    $(467,404)    (41)%    (488)%


SECOND QUARTER - JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

Consolidated gross revenues for second quarter 2000 increased by $730,012, or 510%, to $873,261 compared with $143,249 in second quarter 1999.

o Gross revenue from product sales increased for second quarter 2000 by $745,097, or 778%, to $840,879 compared with $95,782 in second quarter 1999. During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The increase in sales revenue was due primarily to the addition of canisters and sunscreen towelettes to our product line. This shift in product mix accounted for 77% and 8%, respectively, of the increase in gross revenue from product sales.

o Gross rental income for second quarter 2000 increased by 1% to $26,005 compared with $25,759 in second quarter 1999. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract fill manufacturer.

o Gross miscellaneous income for second quarter 2000 decreased by $21,179 to $-0- compared to $21,179 in second quarter 1999. All of the decrease is due to reclassification of miscellaneous income collected from lessee for percentage of their utilities.

o Interest income for second quarter 2000 increased by $5,848 or 1,105% to $6,377 compared with $529 in second quarter 1999. The increase in interest income is due primarily to an increased daily cash balance earning interest.

Consolidated gross expenses for second quarter 2000 increased by $601,357, or 98%, to $1,212,010 compared with $610,653 in second quarter 1999.

o The cost of goods sold for second quarter 2000 increased by 1,626% to $712,802 compared with $41,289 in second quarter 1999. There was an increase in the cost of goods ratio as a percentage of sales to 85% in second quarter 2000 compared to 43% in second quarter 1999. The increase in the cost of sales resulted primarily from increased sales at 778% over the same period of 1999 and a decrease in profit margin on specific new products. Veridien is currently working towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

o General, selling, and administrative expenses for second quarter 2000 decreased by 4% to $373,049 compared with $388,617 in second quarter 1999. The decreases that affected general and administrative costs were associated with reduced wage expenses of general operation personnel for second quarter 2000 that decreased by 40% to $66,224 compared with $111,032 in second quarter 1999. Additionally, during second quarter 2000, sales expense decreased by 17% to $58,725 compared with $70,538 in second quarter 1999. Increases that affected general and administrative costs were associated with professional service expenses for second quarter 2000 that increased by 20% to $123,703 compared with $103,065 in second quarter 1999.

o Research and development for second quarter 2000 decreased $47,432, or 51%, to $45,759 compared with $93,101 in second quarter 1999. The decrease can be contributed primarily to a reduction in wage expenses and the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant.

o Interest expense for second quarter 2000 decreased by 8% to $80,400 compared with $87,646 in second quarter 1999. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

o Operating losses decreased to $347,915 second quarter 2000 from $467,404 in second quarter 1999. This represented a 26% decrease in operating losses.

       SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999


                                         Six Months ended         Percentage of
                                             June 30,              Net Revenue
                                        2000          1999       2000      1999
                                     ---------     ---------     ----      ----
[S]                                  [C]           [C]           [C]       [C]

Net Sales                            $ 922,346     $ 176,037     100%      100%
Cost of Goods Sold                     778,760       118,229      84%       67%
Gross Profit                           143,586        57,808      16%       33%

Operating Expenses:
General, Selling & Administrative      761,993       848,110      83%      482%
Research & Development                 101,234       148,919      11%       85%

(Loss) from Operations                (719,641)     (939,221)    (78)%    (534)%

Other Income (Expense) Net             (87,512)      121,954      (9)%      69%

(Loss) Before Minority Interest       (807,153)     (817,267)    (88)%    (464)%
Elimination of Minority Interest        (9,166)            0      (1)%       0%

Net (Loss) Before Taxes               (816,319)     (817,267)    (89)%    (464)%
Income Taxes                                 0             0       0%        0%
Net (Loss)                           $(816,319)    $(817,267)    (89)%    (464)%


SIX-MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS PRIOR YEAR ENDED JUNE 30, 1999

Consolidated gross revenues for the six months ended June 30, 2000 increased by $536,422, or 120%, to $984,578, compared with $448,156 during the same period of 1999.

o Gross revenue from product sales increased for the first six months of 2000 by $746,309, or 424%, to $922,346 compared with $176,037 in 1999.
     During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The increase in sales revenue was due primarily to the addition of canisters and sunscreen towelettes to our product line. This shift in product mix accounted for 70% and 7%, respectively, of the increase in gross revenue from product sales.

o Gross revenue from operations/production services (OPS) decreased for the first six months of 2000 by $171,000, to $-0- compared with $171,000 for the six months ended June 30, 1999. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to contract fill companies, which manufacture Veridien's products. The decrease is due primarily to Veridien utilizing the services of four new contract fill manufacturers that already provide these services internally.

o Gross rental income for the six months ended June 30, 2000 increased by $1, to $52,010 compared with $52,009 in the same period of 1999. A portion of the Company's leased 38,000 square foot manufacturing facility is subleased to a contract fill manufacturer.

o Gross miscellaneous income for the first six months of 2000 decreased by $47,211 to $-0- compared to $47,211 during the same period in 1999. All of the decrease is due to reclassification of miscellaneous income collected from lessee for their percentage of utilities.

o Interest income for the first six months of 2000 increased by $8,323 or 438% to $10,222 compared with $1,899 during the same period of 1999. The increase in interest income is due to an increased daily cash balance earning interest.

Consolidated gross expenses for the first six months of 2000 increased by $526,308, or 42%, to $1,791,731 compared with $1,265,423 during the same period of 1999.

o The cost of goods sold for the six months ended June 30, 2000 increased by 559% to $778,760 compared with $118,229 during the same period of 1999. There was an increase in the cost of goods ratio as a percentage of sales to 84% during the current year 2000 compared to 67% in the same period of 1999. The increase in the cost of sales resulted primarily from increased sales at 424% over the same period of 1999 and a decrease in profit margin on specific new products. Veridien is currently working towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

o General, selling, and administrative expenses for six months ended June 30,2000 decreased by 10% to $761,993 compared with $848,110 during the same period of 1999. The decreases that affected general and administrative costs were associated with reduced wage expenses of general operation personnel for the first six months of 2000 that decreased by 28% to $149,342 compared with $206,177 during the same period of 1999. Additionally, decreases that affected general and administrative costs were associated with professional service expenses for the first six months of 2000 that decreased by 6% to $249,147 compared with $263,772 during the same period of 1999. Furthermore, decreases that affected general and administrative costs were associated with public company expenses for the first six months of 2000 by 14% to $36,465 compared with $32,000 during the same period of 1999. During the six months ended June 30, 2000, sales expense decreased by 3% to $116,188 compared with $119,736 during the same period of 1999.

o Research and development for the first six months of 2000 decreased by $47,685 or 32% to $101,234 compared with $148,919 during the same period of 1999. The decrease can be contributed primarily to a reduction in wage expenses and the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant.

o Interest expense for the first six months of 2000 decreased by less than 1% to $149,745 compared with $150,165 during the same period of 1999.

o Operating losses decreased to $816,319 during the first six months of 2000 from $817,267 during the same period of 1999. This represented a less than 1% decrease in operating losses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30, 2000, and June 30, 1999, we had working capital deficits of approximately $1,427,289 and $1,773,860 respectively. Our independent certified public accountants stated in their report on the 1999 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses, which we expect will provide improved profit margins beginning in fourth quarter of 2000. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

o During first quarter 2000, we issued three year Convertible Debentures in the amount of $1,347,000. The Convertible Debentures carry interest at the rate of 10%, which has been accrued through June 30, 2000. The principal and interest amounts are convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.065 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10. As of August 2000, we are continuing to generate funding through the continuation of private placement efforts.

o During the six months ended June 30, 2000, we utilized sales consultant services for which we issued common stock valued at $34,024.

o During the second quarter 2000, we settled $ 76,850 of payables for the issuance of 500,000 common shares.

o During first quarter 2000, we acquired a purchase option and an exclusive license right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette. As part of the agreement we issued common stock valued at $11,250.

o During the six months ended June 30, 2000, $703,718 of Convertible Debenture principal and $93,287 of accrued interest was converted into 8,573,604 shares of common stock at conversion rates ranging between $0.071 to $0.16 per share.

o During the six months ended June 30, 2000, accounts receivable increased by $199,278, or 66%, to $499,714 compared to $300,436 at December 31,
     1999. This increase can be attributed primarily to increased obligations of our contract fill manufacturer for services provided by our company and to increased sales during the last month of second quarter 2000.

o During the six months ended June 30, 2000, inventory increased by $196,377, or 125%, to $353,309 compared to $156,932 at December 31, 1999.
     The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels.

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

o As of August 2000, we have cash of approximately $258,018. And during September and October we expect an additional cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days, excluding the potential repayment of Convertible Debenture due before December 2000. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

o We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

o If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. During the second quarter 2000, Veridien began utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien's gel products, another the liquid products, the third the canister products and the fourth the SunSwipe(TM)product line. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products. We believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II
                               OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have been in technical default on our Loan and Security Agreement since March 1996. As of June 30,2000, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $519,340 and $110,275 of accrued interest. Although the lender has not waived compliance regarding the loan criteria they are currently in agreement with deferral of the payment of interest.

ITEM 5.  OTHER INFORMATION

During the quarter, our company announced the acquisition of the exclusive licensing rights to a newly patented product "Neutral Eyes" for contract lens wearers. Neutral Eyes is a credit card size, disposable, complete care packet for contact lens wearers when traveling. The product is planned to include in each individual packet a sterile saline solution, a Viraguard(R) towelette contained in a separate compartment and a foil mirror on the back. This will allow contact lens wearers to replace lenses quickly and safely anywhere.

During the quarter, our company announced receipt of additional purchase orders for towelette canisters, bringing the initial orders for international sales to in excess of $2 million. As of June 30, 2000, $587,848 of the purchase orders have been fulfilled.

On May 31, 2000, the Company accepted the resignation of Andrew T. Libby Jr. as Chief Operating Officer, Chief Financial Officer, Executive Vice-President and Corporate Secretary to pursue other opportunities. Mr. Libby will continue to contribute to the company as an active member of the Board of Directors. Mr. Ken Chester, Managing Director of Operations has assumed the management of daily operations, working in tandem with Mr. Sheldon Fenton, CEO.

On July 11, 2000, our company announced that KT Medical Sales, Inc., a highly acclaimed network of professional sales brokers, has agreed to represent the Veridien line of products to the medical and dental community. KT Medical has assembled twenty-eight representatives nationally with a wealth of experience and contracts to launch and expand the Viraguard(R) products to distributors, hospitals, emergency medical services, and long-term care facilities.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

   (a)   Exhibit  27.1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Veridien Corporation
                                       ----------------------------------------
                                       (Registrant)


Date August 14, 2000                By  /s/ Sheldon C. Fenton
     ---------------                    --------------------------------------
                                               Sheldon C. Fenton
                                               Chief Executive Officer