Form 10QSB
period 2000-09-30
VERIDIEN CORP
filed 2000-11-14
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        -----------    ------------

         Commission file number                      000-25555
                               ------------------------------------------------


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

Yes  [X]       No  [ ]

                                TABLE OF CONTENTS



                                                                                                   Pages

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements........................................................................3-6
         Notes to Financial Statements...............................................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................10-16



PART II  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..............................................................17

Item 5.  Other Information............................................................................17

Item 6.  Exhibits and Report on Form 8-K
         (a)  Exhibits
               27.1 Financial Data Schedule...........................................................17

PART I       FINANCIAL INFORMATION


ITEM 1.                       FINANCIAL STATEMENTS
                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                    September 30, 2000 and December 31, 1999



                       Assets                           September 30, 2000    December 31, 1999
                      -------                           ------------------    -----------------

Current Assets:
       Cash                                                 $   121,160           $   6,734
       Accounts receivable - trade
       Less allowance for doubtful account of
             $60,564 and $10,564, respectively                  528,896             300,436
       Note receivable                                           15,000              22,500
       Advances                                                  59,573                  --
       Inventory                                                332,882             156,932
       Prepaid expenses and other current assets                  9,565              13,939
                                                            -----------           ---------
             Total current assets                             1,067,076             500,541

Property and equipment:
       Furniture and fixtures                                   656,962             656,962
       Leasehold improvements                                    98,874              97,180
                                                            -----------           ---------
                                                                755,836             754,142
Less accumulated depreciation                                  (700,127)           (683,045)
                                                            -----------           ---------
                                                                 55,709              71,097
Other Assets:
       Investment in Equity Securities -
              Restricted                                        376,686                  --
       Patents, less accumulated amortization
             of $488,692 and $485,986 respectively               25,690              28,396
       Loan costs, less accumulated amortization
             of $77,260 and $65,192 respectively                    533              12,601
       Security deposits and other assets                        89,480              39,947
                                                            -----------           ---------
                                                                492,389              80,944
                                                            -----------           ---------

             Total assets                                   $ 1,615,174           $ 652,582
                                                            ===========           =========





               See accompanying notes to the financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                    September 30, 2000 and December 31, 1999


               Liabilities and Deficit in Stockholders' Equity             September 30, 2000        December 31, 1999
               -----------------------------------------------             ------------------        -----------------
Current liabilities:
    Notes payable                                                              $    620,779            $    585,779
    Convertible debentures due                                                      874,108               1,569,215
    Accounts payable                                                                772,813                 582,107
    Accrued compensation                                                              2,140                  57,869
    Accrued interest                                                                419,714                 296,650
    Other accrued liabilities                                                        12,747                  21,796
    Customer deposits                                                                32,914                  46,516
    Due to stockholders                                                             168,334                 166,787
                                                                               ------------            ------------
           Total current liabilities                                              2,903,549               3,326,719
Long-term liabilities:
    Convertible debentures                                                        1,332,000                      --
    Obligation under capital lease                                                   19,143                  21,815
                                                                               ------------            ------------
           Total long-term liabilities                                            1,351,143                  21,815


Minority Interest:                                                                   14,608                      --

Deficit in Stockholders' Equity:
   Undesignated preferred stock, $.001 par
           value, 25,000,000 shares authorized
           Convertible redeemable preferred
           stock, $10 par value, 100,000 authorized; 6,000
           and 6,000 issued and outstanding at
           September 30, 2000 and December 31, 1999                                  60,000                  60,000
   Series B Preferred Stock, $.001 par value, 245,344
           Authorized, 193,534 and 193,534 issued and
           Outstanding at September 30, 2000 and
           December 31, 1999                                                            194                     194
   Common Stock - $.001 par value; 200,000,000 shares
           authorized, 129,635,579 and 119,958,735 shares
           issued and outstanding at September 30, 2000 and
           December 31, 1999                                                        129,636                 119,960
   Additional paid-in capital                                                    27,708,059              26,789,390
   Common stock warrants                                                             26,399                  26,399
   Accumulated deficit                                                          (29,686,895)            (27,589,451)
   Current period profit/(loss)                                                    (886,519)             (2,097,444)
                                                                               ------------            ------------
                                                                                 (2,649,126)             (2,690,952)
   Stock subscriptions receivable                                                    (5,000)                 (5,000)
                                                                               ------------            ------------
           Total stockholders' deficit                                           (2,654,126)             (2,695,952)
                                                                               ------------            ------------

                                                                               $  1,615,174            $    652,582
                                                                               ============            ============

                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                                2000                1999                2000               1999
                                           -------------       -------------       -------------       ------------
Sales                                      $     629,538       $     116,789       $   1,551,884       $    292,826

Operating costs and expenses:
       Cost of sales                             607,720              57,227           1,386,480            175,456
       General, selling, and
            Administrative                       374,914             480,110           1,136,907          1,328,220
       Research and Development                   49,736              72,013             150,970            220,932
                                           -------------       -------------       -------------       ------------
                                               1,032,370             609,350           2,624,357          1,724,608
                                           -------------       -------------       -------------       ------------
Loss from Operations                            (402,832)           (492,561)         (1,122,473)        (1,431,782)

Other income (expense):
       Interest expense                          (76,460)            (65,638)           (226,204)          (215,803)
       Operations/production services                 --                  --                  --            171,000
       Rental income                              34,766              26,005              86,776             78,014
       Miscellaneous                                  --              13,482                  --             60,693
       Interest income                             3,082                 220              13,304              2,119
       Sale of Cash Credits                      376,686                  --             376,686                 --
                                           -------------       -------------       -------------       ------------
                                                 338,074             (25,931)            250,562            (96,023)

Loss before elimination of
       minority interest                         (64,758)           (518,492)           (871,911)        (1,335,759)

Elimination of minority interest                  (5,442)                 --             (14,608)                --
                                           -------------       -------------       -------------       ------------

Net loss                                   $     (70,200)      $    (518,492)      $    (886,519)      $ (1,335,759)
                                           =============       =============       =============       ============

Net loss per common share                  $     (0.0005)      $     (0.0049)      $     (0.0070)      $    (0.0139)


Weight average share outstanding             129,568,912         105,377,222         126,182,713         95,892,546





                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                            For the nine months ended
                    September 30, 2000 and September 30, 1999



                                                                    September 30, 2000         September 30, 1999
                                                                   -------------------         ------------------
Cash flows from operating activities:
   Net (loss)                                                         $  (886,519)               $(1,335,759)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                                         17,082                     24,070
     Minority Interest                                                     14,608                        -0-
   (Increase) decrease in:
     Accounts receivable                                                 (228,460)                  (251,143)
     Note receivable                                                        7,500                        -0-
     Prepaid and other current assets                                       4,374                    (31,413)
     Inventories                                                         (175,950)                   (35,948)
     Other assets                                                        (411,445)                       -0-
   Increase (decrease) in:
     Accounts payable and accrued expenses                                281,320                   (236,840)
     Due to Stockholders                                                    1,547                        -0-
     Customer Deposits                                                    (13,602)                       -0-
                                                                      -----------                -----------
Net cash (used) by operating activities:                               (1,389,545)                (1,867,033)

Cash flow from investing activities:
   Investment in subsidiaries                                             (59,573)                       -0-
   Purchases of property and equipment                                     (1,694)                   (17,436)
                                                                      -----------                -----------
Net cash (used) by investing activities                                   (61,267)                   (17,436)

Cash flow from financing activities:
   Proceeds from convertible debentures                                 1,347,000                 (1,374,266)
   Net proceeds from borrowings                                          (710,107)                   215,525
   Proceeds from issuance of preferred and common stock                   928,345                  3,058,045
                                                                      -----------                -----------
Net cash provided by financing activities                               1,565,238                  1,899,304

Net increase/(decrease) in cash                                           114,426                     14,835

Cash at beginning of year                                                   6,734                     17,158
                                                                      -----------                -----------

Cash at end of quarter                                                $   121,160                $    31,993
                                                                      ===========                ===========


                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                       AND
                                  SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2000:

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

3.  ACCOUNTS RECEIVABLE

The Company uses the allowance method of accounting for doubtful accounts. The balance is based on historical collections and management's review of the current status of existing receivables and estimate as to their collectibility.

4.  INVENTORIES

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2000, raw materials and finished goods amounted to approximately $332,882.

5.  RECLASSIFICATION

Certain reclassifications have been made to the December 31, 1999 audited consolidated financial statements to be in conformity with the September 30, 2000 unaudited interim financial statements.

6.  NET LOSS PER SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 129,568,912 and 105,377,222 for the quarter ending September 30, 2000 and 1999, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying unaudited interim consolidated financial statements of the Company as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and September 30, 1999, respectively. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $30.6 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders' equity of $2.6 million, a deficit in working capital of $1.8 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - INVESTMENT IN EQUITY AND SALE OF CASH CREDITS

On September 29, 2000, the Company exchanged cash credits with a stated value of $623,000 for 415,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $376,686 of other income from this transaction which represents the fair market value of the assets initially surrendered for the cash credits acquired. The investment in the common shares was recorded at the cost of $376,686 and has not been recognized as a marketable security due to the restrictions that exist on it's disposition. Therefore no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER - SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999, AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

The following discussion and analysis should be read in conjunction with the financial statements in Part I, Item 1 contained elsewhere in this document.

OVERVIEW

We are a Health Care Company incorporated in Delaware focusing on infection control and have developed UNIQUE PATENTED PRODUCTS including DISINFECTANTS, ANTISEPTIC HAND GELS, SKIN CLEANSERS, LENS CARE, FRUIT & VEGGIE WASH and SUN PROTECTION PRODUCTS.

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

The Company has incurred losses since its incorporation. At September 30, 2000, the Company had an accumulated deficit of $30,573,414. The Company has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS


THIRD QUARTER ENDED SEPTEMBER 30, 2000 VS. THIRD QUARTER ENDED
SEPTEMBER 30, 1999

                                                 Third Quarter                   Percentage of
                                                 September 30,                   Net Revenue

                                            2000              1999            2000         1999
Net Sales                                $ 629,538         $ 116,789          100%          100%
Cost of Goods Sold                         607,720            57,227           97%           49%
Gross Profit                                21,818            59,562            3%           51%

Operating Expenses:
General, Selling & Administrative          374,914           480,110           60%          411%
Research & Development                      49,736            72,013            8%           62%

(Loss) from Operations                    (402,832)         (492,561)         (64)%        (422)%

Other Income (Expense) Net                 338,074           (25,931)          54%          (22)%

(Loss) Before Minority Interest            (64,758)         (518,492)         (10)%        (444)%
Elimination of Minority Interest            (5,442)                0           (1)%           0%

Net (Loss) Before Taxes                    (70,200)         (518,492)         (11)%        (444)%
Income Taxes                                     0                 0            0%            0%
Net (Loss)                               $ (70,200)        $(518,492)         (11)%        (444)%


THIRD QUARTER - SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

Consolidated gross revenues for third quarter 2000 increased by $887,576, or 567%, to $1,044,072 compared with $156,496 in third quarter 1999.

- Gross revenue from product sales increased for third quarter 2000 by $512,749, or 439%, to $629,538 compared with $116,789 in third quarter 1999. During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The increase in sales revenue was due primarily to the addition of canisters, swabs and sunscreen towelettes to our product line. This shift in product mix accounted for 83%, 3% and 1%, respectively, of the increase in gross revenue from product sales.

- Gross rental income for third quarter 2000 increased by $8,761, or 34%, to $34,766 compared with $26,005 in third quarter 1999. A portion of the Company's leased 38,000 square foot manufacturing facility was subleased to a contract fill manufacturer.

- Gross miscellaneous income for third quarter 2000 decreased by $13,482 to $-0- compared to $13,482 in third quarter 1999. All of the decrease is due to reclassification of miscellaneous income collected from lessee for percentage of their utilities.

- Interest income for third quarter 2000 increased by $2,862 or 1,301% to $3,082 compared with $220 in third quarter 1999. The increase in interest income is due primarily to an increased daily cash balance earning interest.

- Additionally, other income for third quarter 2000 increased $376,686 which recognized the sale of cash credits which were valued at fair market value of the assets initially surrendered. The cash credits with a stated value of $623,000 were exchanged for 415,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in prior periods to SGD International Corporation. Currently, a remainder of 23,000 cash credits still remains with SGD International.

Consolidated gross expenses for third quarter 2000 increased by $433,842, or 64%, to $1,108,830 compared with $674,988 in third quarter 1999.

- The cost of goods sold for third quarter 2000 increased by 962% to $607,720 compared with $57,227 in third quarter 1999. There was an increase in the cost of goods ratio as a percentage of sales to 97% in third quarter 2000 compared to 49% in third quarter 1999. The increase in the cost of sales resulted primarily from increased sales at 439% over the same period of 1999 and a decrease in profit margin on specific new products. Veridien is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for third quarter 2000 decreased by 22% to $374,914 compared with $480,110 in third quarter 1999. The decreases that affected general and administrative costs were associated with reduced wage expenses of general operation personnel for third quarter 2000 that decreased by 61% to $35,667 compared with $91,081 in third quarter 1999. Additionally, during third quarter 2000, sales expense decreased by 50% to $72,833 compared with $144,411 in third quarter 1999. Increases that affected general and administrative costs were associated with professional service expenses for third quarter 2000 that increased by 37% to $89,756 compared with $65,468 in third quarter 1999.

- Research and development for third quarter 2000 decreased $22,277, or 31%, to $49,736 compared with $72,013 in third quarter 1999. The decrease can be attributed primarily to a reduction in wage expenses and the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant.

- Interest expense for third quarter 2000 increased by 16% to $76,460 compared with $65,638 in third quarter 1999. The increase in interest expense was due primarily to accrued interest on convertible debentures not converted.

- Operating losses decreased to $402,832 in third quarter 2000 from $492,561 in third quarter 1999. This represented a 18% decrease in operating losses.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                 Nine Months ended                  Percentage of
                                                   September 30,                     Net Revenue

                                              2000                1999           2000          1999
Net Sales                                $ 1,551,884         $   292,826          100%          100%
Cost of Goods Sold                         1,386,480             175,456           89%           60%
Gross Profit                                 165,404             117,370           11%           40%

Operating Expenses:
General, Selling & Administrative          1,136,907           1,328,220           73%          454%
Research & Development                       150,970             220,932           10%           75%

(Loss) from Operations                    (1,122,473)         (1,431,782)         (72)%        (489)%

Other Income (Expense) Net                   250,562             (96,023)          16%          (33)%

(Loss) Before Minority Interest             (871,911)         (1,335,759)         (56)%        (456)%
Elimination of Minority Interest             (14,608)                  0           (1)%           0%

Net (Loss) Before Taxes                     (886,519)         (1,335,759)         (57)%        (456)%
Income Taxes                                       0                   0            0%            0%
Net (Loss)                               $  (886,519)        $(1,335,759)         (57)%        (456)%


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated gross revenues for the nine months ended September 30, 2000 increased by $1,423,998, or 236%, to $2,028,650, compared with $604,652 during the same period of 1999.

- Gross revenue from product sales increased for the first nine months of 2000 by $1,259,058, or 430%, to $1,551,884 compared with $292,826 in 1999.
     During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The increase in sales revenue was due primarily to the addition of canisters, swabs and sunscreen towelettes to our product line. This shift in product mix accounted for 71%, 1% and 5%, respectively, of the increase in gross revenue from product sales.

- Gross revenue from operations/production services (OPS) decreased for the first nine months of 2000 by $171,000, to $-0- compared with $171,000 for the nine months ended September 30, 1999. OPS revenue represents quality assurance, research and development, purchasing fees and freight-handling fees provided to contract fill companies, which manufacture Veridien's products. The decrease is due primarily to Veridien utilizing the services of four new contract fill manufacturers that already provide these services internally.

- Gross rental income for the nine months ended September 30, 2000 increased by $8,762, or 11%, to $86,776 compared with $78,014 in the same period of 1999. A portion of the Company's leased 38,000 square foot manufacturing facility was subleased to a contract fill manufacturer.

- Gross miscellaneous income for the first nine months of 2000 decreased by $60,693 to $-0- compared to $60,693 during the same period in 1999. All of the decrease is due to reclassification of miscellaneous income collected from lessee for their percentage of utilities.

- Interest income for the first nine months of 2000 increased by $11,185, or 528%, to $13,304 compared with $2,119 during the same period of 1999. The increase in interest income is due to an increased daily cash balance earning interest.

- Additionally, other income for third quarter 2000 increased $376,686 which recognized the sale of cash credits which were valued at fair market value of the assets initially surrendered. The cash credits with a stated value of $623,000 were exchanged for 415,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in prior periods to SGD International Corporation. Currently, a remainder of 23,000 cash credits still remains with SGD International.

Consolidated gross expenses for the first nine months of 2000 increased by $960,150, or 49%, to $2,900,561 compared with $1,940,411 during the same period of 1999.

- The cost of goods sold for the nine months ended September 30, 2000 increased by 690% to $1,386,480 compared with $175,456 during the same period of 1999. There was an increase in the cost of goods ratio as a percentage of sales to 89% during the current year 2000 compared to 60% in the same period of 1999. The increase in the cost of sales resulted primarily from increased sales at 430% over the same period of 1999 and a decrease in profit margin on specific new products. Veridien is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for the nine months ended September 30, 2000 decreased by 14% to $1,136,907 compared with $1,328,220 during the same period of 1999. The decreases that affected general and administrative costs were associated with reduced wage expenses of general operation personnel for the first nine months of 2000 that decreased by 63% to $117,881 compared with $314,771 during the same period of 1999. Additionally, decreases that affected general and administrative costs were associated with public company expenses for the first nine months of 2000, which decreased by 29% to $14,833 compared with $20,877 during the same period of 1999. During the nine months ended September 30, 2000, sales expense decreased by 28% to $189,154 compared with $264,147 during the same period of 1999. Increases that affected general and administrative costs were associated with professional service expenses for the first nine months of 2000 that increased by 9% to $364,725 compared with $334,995 during the same period of 1999.

- Research and development for the first nine months of 2000 decreased by $69,962, or 32%, to $150,970 compared with $220,932 during the same period of 1999. The decrease can be attributed primarily to a reduction in wage expenses and the completion of a substantial portion of activity associated with the development of Sterihol-Plus, a cold chemical sterilant.

- Interest expense for the first nine months of 2000 increased by less than 5% to $226,204 compared with $215,803 during the same period of 1999. The increase in interest expense was due primarily to accrued interest on convertible debentures not converted.

- Operating losses decreased to $1,122,473 during the first nine months of 2000 from $1,431,782 during the same period of 1999. This represented a 22% decrease in operating losses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30, 2000, and September 30, 1999, we had working capital deficits of approximately $1,836,473 and $1,860,176, respectively. Our independent certified public accountants stated in their report on the 1999 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses which we expect will continue to provide improved profit margins throughout the first quarter of 2001. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During first quarter 2000, we issued three year Convertible Debentures in the amount of $1,347,000. The Convertible Debentures carry interest at the rate of 10%, which has been accrued through September 30, 2000. The principal and interest amounts are convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.065 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10. As of November 2000, we are continuing to generate funding through the continuation of private placement efforts.

- During the nine months ended September 30, 2000, we utilized sales consultant services for which we issued common stock valued at $36,141.

- During the nine months ended September 30, 2000, $710,107 of Convertible Debenture principal and $93,998 of accrued interest was converted into 8,673,604 shares of common stock at conversion rates ranging between $0.071 to $0.16 per share.

- During the second quarter 2000, we settled $76,850 of payables for the issuance of 500,000 common shares.

- During first quarter 2000, we acquired a purchase option and an exclusive license right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette. As part of the agreement we issued common stock valued at $11,250.

- During the nine months ended September 30, 2000, accounts receivable increased by $228,460 to $528,896 from $300,436 at December 31, 1999. This increase can be attributed primarily to increased sales during the third quarter compared to sales at December 31, 1999.

- During the nine months ended September 30, 2000, inventory increased 112% to $332,882 compared with $156,932 at December 31, 1999. The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels.

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

- As of November 2000, we have cash of approximately $61,531 and during November and December; we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days. In late October we were successful at negotiating a renewal until December 31, 2001 of the Convertible Debentures which had recently matured. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

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

- If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. During the second quarter 2000 Veridien began utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien's gel products, another the liquid products, the third the canister products and the fourth the SunSwipe(TM)product line. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II
                                OTHER INFORMATION

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

We have been in technical default on our Loan and Security Agreement since March 1996. As of September 30, 2000, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $519,340 and $123,547 of accrued interest. Although the lender has not waived compliance regarding the loan criteria they are currently in agreement with deferral of the payment of interest and have agreed to extend the loan due date for one year from November 18, 2000 to November 18, 2001.

ITEM 5.           OTHER INFORMATION

During the quarter, our company announced the launch of a new website, www.veridien.com. This website provides corporate and product information on Veridien and its subsidiaries.

During the quarter, our company entered into an agreement with H. Quotient, Inc. wherein we agreed to purchase 61,500 shares of Internet Guide, Inc. from H. Quotient Inc. for consideration of the issuance of 8,000,000 restricted common shares of Veridien Corporation. As security for delivery of the Veridien Corporation shares, we issued an interest free Promissory Note to H. Quotient, Inc. in the amount of $ 800,000, which note shall be fully satisfied by the issuance of 8,000,000 restricted common shares of Veridien Corporation by December 31, 2000.



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibit 27.1      Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        Veridien Corporation
                                                  -----------------------------
                                                           (Registrant)


Date  November 14, 2000                    By       /s/ Sheldon C. Fenton
                                                  -----------------------------
                                                        Sheldon C. Fenton
                                                        Chief Executive Officer