Form 10KSB
period 2000-12-31
VERIDIEN CORP
filed 2001-03-30
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
           for the transaction period from __________ to ___________

                         Commission File Number 0-02555

                              Veridien Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

Delaware                                              59-3020382
-------------------------------------------------------------------------------
State or other jurisdiction                        (I.R.S. Employer
   of incorporation                               Identification No.)

11800 28th Street North, St. Petersburg, Florida               33716
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number         (727) 572-5500
                          -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                              Name of each exchange on which
                                                           Registered

------------------------------                   ------------------------------


------------------------------                   ------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock


-------------------------------------------------------------------------------
                                (Title of class)


-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,756,991.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 16, 2001 of $0.051, the aggregate market value of voting stock held by non-affiliates is $6,779,211.

                               TABLE OF CONTENTS


                                                                                         PAGE
PART I

Item 1.           Description of Business                                                  3

Item 2.           Description of Property                                                 10

Item 3.           Legal Proceedings                                                       11

Item 4.           Submission of Matters to a Vote of Security Holders                     11


PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                     12

Item 6.           Management's Discussion and Analysis or Plan of Operation               16

Item 7.           Financial Statements                                                    23

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  Financial Disclosure                                                    40

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                       41

Item 10.          Executive Compensation                                                  44

Item 11.          Security Ownership of Certain Beneficial Owners and Management          45

Item 12.          Certain Relationships and Related Transactions                          47

Item 13.          Exhibits and Reports on Form 8-K                                        49

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATION/HISTORICAL BACKGROUND

Following our incorporation in Delaware on June 4, 1991 as "VCT Acquisitions II, Inc.", we acquired all of the assets of another Delaware corporation called "Viral Control Technology, Inc." On November 8, 1991, we changed our name to Veridien Corporation.

We were founded to develop, manufacture, distribute and sell disinfectants, antiseptics, and sterilants which are inherently non-toxic, posing no hazard to people who use them and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. To this end, we developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer made in accordance with the applicable Food and Drug Administration
(FDA) Monograph, containing the patented VIRAHOL(R) composition. Prior to the year 2000, our primary emphasis was on the development, marketing and sale of such products, which included:

                  VIRAHOL(R) (now marketed under the brand name of VIRAGUARD(R)) -- A ready-to-use, hard surface disinfectant/cleaner, tuberculocide, bactericide, virucide, and fungicide packaged in sizes ranging from 1.2 oz. pump sprays to 55 gallon drums. No aerosols, which may harm the environment, are employed in any of our packaging. VIRAHOL(R) can be sprayed or wiped onto surfaces such as toilet seats, door handles, public telephones, counter tops, etc. Because VIRAHOL(R) is not water-based, it is a cleaner and disinfectant product for all types of electronic equipment, including computer keyboards and monitors.

                  VIRAGEL(R) (now marketed under the brand name of VIRAGUARD(R)) -- Waterless, antiseptic hand sanitizer packaged in sizes ranging from a 1/2 oz. packet or purse container to 800 ml wall mounted commercial sized dispensers with sealed replacement bags supplying over 1,000 applications. VIRAGEL(R) is to be used to supplement routine hand washing for the family or for the person on the job when no water is available, to kill a wide variety of pathogens fast. VIRAGEL(R) contains a moisturizing formula and will not dry out the hands. VIRAGEL(R) employs a premium grade thickener, insuring long product stability and the right feel in the hands. VIRAGEL(R) kills 99.9% of most harmful germs and is much more effective than antibacterial soaps.

REVISED BUSINESS PLAN

In our Form 10-KSB for the fiscal year ended December 31, 1999 we discussed an evolving, three-pronged expansion of our business plan - see "Marketing Strategy and Key Market Segment." The essence of the expansion was to expand our product base and our marketing approach beyond our historical focus on the medical and dental markets. During the year 2000 our Management implemented that plan, although we were still heavily reliant upon our prior, historical business plan which was focused on the disinfectant market for the medical and dental industries.

The change in our business plan was based upon our Management's analysis of our position after several years of pursuing the original business plan. Although the VIRAHOL(R)/VIRAGUARD(R) formulation is believed to offer substantial advantages over competitive products, it was noted that (a) there were a substantial number of competitors in the disinfectant market and establishment of a meaningful market share would require a continuing expenditure of time, effort and expense and (b) many of the competitors with better name recognition were financially stronger, so that the Company would have many barriers to overcome in building a market. Based upon this evaluation, Management decided that the Company needed to expand both its product focus and its market focus, beyond the disinfectant products and beyond the medical and dental industries. A formal business plan has been structured by Management, and an informal plan is being implemented for current guidance in 2001. Under the plan, the Company's business has been divided into three divisions guided by the current management team. The three-year plan calls for each division to grow in such proportions that each will need its own separate management team operating under the central management. The three divisions are:

         1.       Disinfectant Division
         2.       Healthy Lifestyles Division
         3.       Norpak US Division

The first division, the Disinfectant Division, is essentially the Company's line of infection control products with the liquid and gel product lines enhanced with the addition of new product delivery configurations such as canisters, towelettes and private labeling.

The second division, the Healthy Lifestyles Division, is focused on new products for which we have obtained distribution/sales rights, including: 1. the SunSwipe(TM) product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF45, Baby 45, pre-tanning and after-tanning; all in a towelette product delivery configuration), 2. BugSwipe(TM) (an insect repellant in the towelette product delivery configuration), 3. a vegetable wash ("Nature Clean(R)") which removes grime, wax, insecticides and bacteria, 4. a cleaner ("CRA-Z Soap(TM)") which cleans all types of surfaces, including human skin, rugs, upholstery, etc. and 5. "Neutral Eyes" a credit card sized packet containing a hand neutralizing towelette and a contact lens rewetting agent (currently under product study by a major company). These products will be offered under the Company's labels or under private label.

The third division, the Norpak US Division, has obtained distribution rights in the United States for products manufactured by a Canadian company named Norpak Manufacturing Inc. The Norpak products currently include alcohol swabs or prep pads, an iodine prep pad, a spot remover, and nail polish remover, all offered in single use towelettes or sachets.

This Revised Business Plan should not be interpreted to indicate that the Company is de-emphasizing or abandoning VIRAHOL(R)/VIRAGUARD(R), or the disinfectant market. Rather, the Disinfectant Division will actively enhance the marketing of those historic products plus add new product introductions and expand beyond the medical and dental markets. During 2000, the Company has completed laboratory testing of the range of infection control products and will soon expand its label claims, which should help sales dramatically. In addition, the product delivery configurations have been strengthened by being broadened to include canisters and towelettes in two sizes each. The Company has expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other two new divisions give the Company many new and profitable products which can be offered to a wide variety of larger markets, including especially the retail and specialty markets.

Employees - We employ twelve persons, all of whom are full-time employees.


                  Department                                           Number of Employees
                  ----------                                           -------------------
                  Management & Finance                                        3
                  Sales                                                       4
                  R&D                                                         1
                  Production & Administration                                 4

In addition to our employees, certain Board members, while not employees, provide substantial unpaid assistance to us. We also use consultants to assist with administration, sales, operations, and marketing.

THE DISINFECTANT DIVISION

As noted, this division is the historical business of the Company, i.e. the disinfectant products based upon VIRAHOL(R). Despite the perceived advantages of the VIRAHOL(R) formulation, notably that it does not leave a residual film on a surface which would permit the target bacteria to mutate into resistant forms, market entry has proven more difficult and expensive than was anticipated. It was thought that health professionals in the medical and dental market would recognize the advantages more quickly than the general public. This has not proved to be the case due to Veridien's inability to put certain claims on our label. Now that testing is complete, Veridien has submitted revised/expanded claims to the EPA and upon approval will compare favorably to the competition.

Competition - In the field, there are many competitors in our major product categories: (i) hard surface disinfectants, (ii) waterless antiseptic hand sanitizers, and (iii) first aid antiseptic sprays. The competitors, which include such companies as Johnson & Johnson, Procter & Gamble, Clorox, Quest, Inc., Betco, and Gojo Industries, have recognized national brands that include Clorox, Lysol, First Medic, Quest, Sporidicin, Metricide, and Purell. The competitors' products are based primarily on an aqueous solution. Many of these products contain ingredients from one of the following four families of ingredients: ammonium, phenol, chlorine, and/or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are toxic skin penetrants. Our product line, containing the patented VIRAHOL(R) composition, has as the basic underlying characteristic that the products are non-toxic and non-skin penetrating. The products are non-aqueous based with the primary active ingredient being isopropyl alcohol. Other inert ingredients in our composition are propylene glycol and citrus oils. Propylene glycol is a wetting agent that retards evaporation and aids in the penetration of cell walls as well as lowers flammability. Isopropyl alcohol and propylene glycol combine to create a synergistic action that makes the formulation more effective than alcohol without other ingredients.

To the best of our knowledge, no competitive products have the inherently non-toxic feature of the patented VIRAHOL(R) composition, complete biodegradability and efficacy against a broad range of pathogens. It has been easier and cheaper for our competition to-date to employ toxic materials, diluted with water, as disinfectants than to find how to create an inherently non-toxic formulation. That is why there is a proliferation of products containing chlorine, ammonia, and pine oil. Government and environmental agencies are starting to focus on the negative aspects of toxicity in disinfectants and may limit the use of such products in the market place. In addition, some of these products actually provide safe harbor for Super bugs, a condition getting more and more negative attention in the medical and national journals.

Many of our competitors, recognizing an untapped market potential in changing consumer awareness about disease transmission, are expanding the market through various marketing campaigns. This market expansion is deemed to be of great importance to us as increased market growth of the market base (due to increased awareness) will allow for an easier penetration by our products.

Research & Development - During 1999 and 2000 we did not expend any funds for new product research and development. However, we did complete product testing of our infection control products and will soon expand our label claims as to product efficacy.

Pricing Strategy - The division's pricing strategy remains unchanged from last year. Although the VIRAHOL(R) composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors' pricing to emphasize the clear price/value comparison. We revised our prices during 1999 to take advantage of various size containers which are in demand. We still believe that our current pricing structure allows us margins which can support the Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.

Expanded Marketing - While we continue with our sales representatives to sell to the medical and dental market, we are moving into the janitorial and sanitation market and the restaurant market, for both our surface disinfectant, which has EPA approval, and the hand disinfectant, which complies with the FDA Monograph. While there is substantial competition in the retail market for towelettes, the competition within niche markets we seek is not so intensive and the addition of the towelettes in the product line expands our configurations for delivery of our patented formulation.

Manufacturing - During 2000 we discontinued our relationship with Horizon, a contract fill company which was located in our building as a sub-tenant. Now our products are manufactured in various locations by third party, independent contract fillers.

Availability of Raw Materials - The largest ingredients by weight for the VIRAHOL(R) composition are isopropyl alcohol and propylene glycol. Both of these chemicals are readily available from a wide variety of sources nationally and internationally, at competitive prices. Although we prefer to use isopropyl alcohol as the monohydric alcohol and propylene glycol as the polyhydric alcohol, our patent covers the full range of both of these alcohols so that a wide variety of choices are available should a shortage in one or more chemicals occur. Substantial numbers of companies produce both the plastic and corrugated packaging used by the Company. Trade secret ingredients are employed for fragrances used in the Company's products but are available from several sources.

Governmental Regulation - Those who develop products to control pests are subject to regulation under several Federal Laws. However, only certain pest control products are subject to registration. The Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and Federal Food, Drug, and Cosmetic Act (FFDCA) As Amended by the Food Quality Protection Act (FQPA) of August 3, 1996, requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term "pesticide," as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must register that product in every state and pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.

In order to "produce," defined to mean "to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . ." the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the US EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year US and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

The Company currently has two products registered with the United States Environmental Protection Agency. They are as follows:

A. VIRAHOL(R)Hospital Disinfectant/Cleaner & Instrument Presoak, assigned EPA Registration No. 60142-1, and has an EPA accepted label, is designed for effective disinfecting, cleaning and deodorizing of hard inanimate surfaces such as walls, sink tops, tables, chairs, telephones and bed frames.

B. VIRAHOL(R)Hospital Surface Disinfectant Towelette, assigned EPA Registration No. 60142-3, and has an EPA accepted label, is designed for effective cleaning, disinfecting and deodorizing of hard non-porous, inanimate surfaces such as walls, sink tops, tables, chairs, telephones and bed frames.

Additional brand names for these two products (e.g. VIRAGUARD(R)) are also registered.

The Company facility in which the product(s) is produced is registered and assigned EPA Establishment No. 60142-FL-1. Our contract manufacturers are also registered EPA establishments.

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

THE HEALTHY LIFESTYLES DIVISION

This division is focused on new products for which we have obtained distribution/sales rights. Products in this division fall into two categories:
(1) product concepts which belong to us and are produced by us (SunSwipe(TM), BugSwipe(TM) and Neutral Eyes), and (2) products owned and manufactured by third parties for which we are distributors (CRA-Z Soap(TM) and Nature Clean(R)). Focus in this division is on penetrating the retail arena.

There are many sources of raw materials for all of the products in this division and many manufacturing alternatives available to us. We will be competing with numerous other companies when introducing these products; however, we believe that our innovative delivery systems for these conventional products will give us a competitive edge.

The Company manufactures and distributes sunscreen towelette products per 21 CFR Part 352 and respective tentative monographs, Sunscreen Drug Products for Over-the-Counter Human Use. A Labeler Code Number has been assigned to Veridien's subsidiary, The SunSwipe Corporation L.L.C. The Company's contract manufacturers are registered FDA establishments. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA).

THE NORPAK DIVISION

This division has been formed to distribute, in the United States, all products produced by Norpak Manufacturing Inc., a Canadian company. These products include alcohol swabs or "prep pads," an iodine "prep pad," a spot remover and a nail polish remover, all of which are packaged as single-use towelettes or sachets. All of these products will be manufactured by Norpak Manufacturing. The target market for a number of these products is the same as our conventional medical/dental market for the VIRAHOL(R) product line.

CANADIAN LICENSING

We have entered into an agreement with Backcourt Industries, Inc. (BII), Toronto, Canada, licensing BII to produce and market the VIRAHOL(R) line in Canada. BII has received product registrations with Health Canada and plans to market VIRAHOL(R) under the VIRAGUARD(R) trade name primarily through retail distribution channels in specialty and mass merchandisers in Canada. To date, BII has successfully placed our products in national and regional drugstore chains with over 800 locations in Canada. The product has received strong preliminary acceptance in Canada and aggressive sales are forecast.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have had no need to spend monies on compliance with local, state and federal laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2001, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states that the registered product is currently sold and/or distributed.

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

RISKS OF OUR PRODUCTS

Our products, disinfectants and antiseptics, are subject to regulation by various governmental agencies. Typically, they must be tested before they can be introduced into the market. Our VIRAHOL(R) product is EPA registered. We are uncertain about approvals of future products.

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

ITEM 2.  DESCRIPTION OF PROPERTY

At present, we lease a 38,000 square foot facility that integrates offices, warehouse space, manufacturing space and research and development space, located at 11800 28th Street North, St. Petersburg, Florida 33716. We are currently on a renewal option year of the lease that ends on May 31, 2001. The base rent is $20,317.15 a month. The total space is larger than we need and we have given the landlord notice that we are terminating the lease as of this May 2001, although we have successive options to renew year-to-year until May 31, 2007. We are currently seeking alternative space which we expect will lower our rental cost. In addition, we own full commercial chemical and microbiological research laboratories. We have a lease-to-buy on our phone voicemail system for $113.64 per month and currently lease a postage meter and copier. We have lease-to-buy agreements for our computer network system for $532.55 per month and individual personal computers for $219.41 per month. We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, file cabinets, and miscellaneous equipment.

PATENTS AND TRADEMARKS

The Company has various United States patents and a United States utility patent pending, as follows:
         Patent No. 5,145,663, VIRAHOL(R)(Disinfectant - DSI), issued September 8, 1992
         Patent No. 5,441,723, VIRAHOL(R)(Disinfectant - DSII), issued August 15, 1995
         Patent No. 5,405,602, STERIHOL(R)(Cold Sterilant - CCSII), issued April 11, 1995
         Patent No. 5,637,307, Method (Sterilant - CCSS/AOCC III), issued June 10, 1997
         Patent No. 5,985,929, Cold Chemical Sterilant - UREA (STERIHOL(R)PLUS), issued November 16, 1999
         Patent No. 5,925,052, Umbilical Surgical Scissors, issued July 20,
         1999
         Patent No. 5,891,052, Diagnostic Syringe Actuator Device, issued April 6, 1999
         Patent No. 5,895,354, Integrated Medical Diagnostic Center, issued April 20, 1999
         Utility Patent Pending, Application No. 09/296915, Instrument
         Sterilizer

In addition, the Company has various foreign patents and a patent application, as follows:
         Australia Patent No. 628932, VIRAHOL(R)(DSI), issued January 22, 1993 United Kingdom Patent No. 2,245,171, VIRAHOL(R)(DSI), issued April 14, 1993
         New Zealand Patent No. 269419, VIRAHOL(R)(DSII), issued July 15, 1994 Canadian Patent No. 1,337,329, VIRAHOL(R)(DSI), issued October 17, 1995
         Mexican Patent No. 185,884, VIRAHOL(R)(DSII), issued September 9, 1997 Great Britain Patent No. 2,294,639, VIRAHOL(R)(DSII), issued January 14, 1998
         Australia Patent No. 695346, VIRAHOL(R)(DSII), issued November 26,
         1998
         Japanese Patent No. 2,904,917, VIRAHOL(R)(DSI), issued June 14, 1999 Canadian Patent No. 2,166,810, VIRAHOL(R)(DSII), issued March 14, 2000 Australia Patent No. 667930, STERIHOL(R)(CCSII), issued July 30, 1996 European Patent Application No. 93914379.8, STERIHOL(R)(CCSII)

The Company also has numerous trade names registered in the U.S. The Company has trademarks for the following brands:
         VIRAHOL(R)registered September 24, 1991, Trademark No. 1,657,969 VIRAGEL(R)registered July 20, 1993, Trademark No. 1,783,204 VERIDIEN(R)registered September 5, 1995, Trademark No. 1,917,134 VIRAWASH(R)registered March 12, 1996, Trademark No. 1,962,158 STERIHOL(R)registered June 16, 1998, Trademark No. 2,166,502 VIRASCRUB(R)registered June 16, 1998, Trademark No. 2,166,503

         VIRASONIC(R)registered June 16, 1998, Trademark No. 2,166,504 VIRA-CD7(R)registered January 6, 1998, Trademark No. 2,127,866 VIRA-RD12(R)registered March 24, 1998, Trademark No. 2,146,770 VIRA-GC18(R)registered May 12, 1998, Trademark No. 2,157,635 VIRALUBE(R)registered July 7, 1998, Trademark No. 2,171,823 VIRAGUARD(R)registered September 1, 1998, Trademark No. 2,186,559 VIRAGUARD(R)design registered February 20, 2001, Registration No. 2429809

The Company also has a trademark application pending in Canada:
     BUGSWIPE, filed November 30, 2000, Application No. 1,084,705


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal actions. We are not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol "VRDE." The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 1999 and 2000, the high and low bid and asked prices were as follows:


         Quarter Ended                       High Bid                Low Bid
         -------------                       --------                -------
         December 31, 2000                   $ .095                  $ .04
         September 30, 2000                   .1725                    .07
         June 30, 2000                          .20                    .10
         March 31, 2000                         .43                   .055
         December 31, 1999                      .11                   .045
         September 30, 1999                     .16                    .08
         June 30, 1999                          .21                    .11
         March 31, 1999                        .185                    .08

On March 16, 2001 the closing prices of the Company's Common Stock were $.05 bid and $.052 asked, as quoted on the NASDAQ Bulletin Board.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 474.

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

In addition, there are two series of Preferred Stock which affect the payment of dividends on the Common Stock:

1. At present there is a series of 100,000 shares of Preferred Stock, created on April 3, 1995, titled "10% Cumulative Convertible Redeemable Preferred Stock," of which 6,000 shares are issued and outstanding. These shares are entitled to receive an annual dividend of $1.00 per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated and must be paid before any dividend or distribution is made on our Common Stock.

2. Also, at present there is a series of 244,678 shares of Preferred Stock created on December 31, 1997, titled "Series B Convertible Preferred Stock," of which 154,163 shares are issued and outstanding. These shares are entitled to receive an annual dividend equal to the greater of:

         -        10% of the stated value, as adjusted from time to time; and

         - the actual dividend per share of Common Stock as declared by the Company's Board of Directors times the number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible on the dividend record date.

         The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date (commencing January 1, 1999), is added to the stated value.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2000

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during fiscal year 2000:

Debentures

Issuance of 2000 Convertible Debentures

Between February 10, 2000 and March 10, 2000 we issued $1,347,000 in principal amount of 2000 Convertible Debentures to 35 accredited investors. Both the principal and all accrued interest are immediately convertible into Common Stock at any time and from time to time at a price calculated as two-thirds of the average of the mid-point between the closing bid and asked prices for the ten business days prior to the conversion date provided, however, that during the first year the conversion price shall not be less than $0.065 per share, during the second year shall not be less than $0.10 per share, and during the third year shall not be less than $0.15 per share. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding Convertible Debentures, originally issued from 1996 to 1998, were converted to the indicated number of shares of Common Stock:


       Date of Conversion                         Amount Converted             Shares of Common Stock
       ------------------                         ----------------             ----------------------
       February 29, 2000                             $413,247                        3,221,787

This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

1999-A Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 1999-A Convertible Debentures were converted to the indicated number of shares of Common Stock:


       Date of Conversion                         Amount Converted             Shares of Common Stock
       ------------------                         ----------------             ----------------------
       November 17, 2000                               $33,432                           514,326

This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

1999-D Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 1999-D Convertible Debentures were converted to the indicated number of shares of Common Stock:


       Date of Conversion                         Amount Converted                Shares of Common Stock
       ------------------                         ----------------                ----------------------
       April 19, 2000                                 $ 35,500                             500,000
       May 11, 2000                                   $332,812                           4,687,500
       September 18, 2000                             $  7,100                             100,000

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

2000 Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 2000 Convertible Debentures were converted to the indicated number of shares of Common Stock:


       Date of Conversion                         Amount Converted                Shares of Common Stock
       ------------------                         ----------------                ----------------------
       June 21, 2000                                   $15,446                           164,317

This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Series B Preferred Stock Conversion

On October 11, 2000, 39,371 shares of our Series B Preferred Stock were converted to 788,998 shares of our Common Stock. This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Common Stock

On January 31, 2000 we issued 357,142 shares of Common Stock valued at $25,000 to a then outside director for product sales and marketing consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On the following dates we issued the indicated number of shares of Common Stock, at the indicated values, to a then outside director as a commission for product sales during the quarter then ending:


       Date of Issuance                           Number of Shares                        Value
       ----------------                           ----------------                        -----
       March 31, 2000                                    7,640                           $ 1,524
       June 30, 2000                                    11,687                           $ 1,674
       September 30, 2000                               16,230                           $ 1,444
       December 31, 2000                                36,556                           $ 1,703

These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

On February 11, 2000 we issued 75,000 shares of Common Stock valued at $11,250 in exchange for license rights to the Neutral Eyes product. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 9, 2000 we issued 500,000 shares of Common Stock valued at $76,850 in payment of an outstanding debt for previously rendered consulting services, pursuant to the terms of the original agreement permitting us to elect to pay for the services with Common Stock. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 9, 2000 we issued 50,000 shares of Common Stock valued at $7,500 to a consultant for services in connection with the acquisition of the SunSwipe(TM)concept. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On November 17, 2000 we issued 25,000 shares of Common Stock valued at $2,000 to a key management employee as a bonus. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On December 22, 2000 we issued 8,000,000 shares of our Common Stock to H Quotient Inc. in exchange for 61,500 shares of Internet Guide, Inc., a private company. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act.

On December 22, 2000 we issued 1,393,660 shares of our Common Stock having a value of $69,683 to the holder of the $66,439.29 note (plus accrued interest) originally issued to our landlord on May 1, 1998 for unpaid rent. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Issuance of Warrants for Common Stock

On January 28, 2000 we issued warrants to purchase 100,000 shares of our Common Stock at an exercise price of $0.10 per share to SunSwipe, Inc. pursuant to the mutual operating agreement. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 30, 2000 we issued warrants to purchase 100,000 shares of our Common Stock at an exercise price of $0.20 per share to a consultant in consideration of services provided. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On November 8, 2000 we issued warrants to purchase 25,000 shares of our Common Stock at an exercise price of $0.10 to an investor relations consultant for services rendered. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Exercise of Warrants for Common Stock

On July 31, 2000 a warrant holder with warrants to purchase 1,773 shares of our Common Stock exercised those warrants for $443 by applying commissions owed to him for product sales. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 2000 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are a Health Care company incorporated in Delaware focusing on infection control and have developed UNIQUE PATENTED PRODUCTS including DISINFECTANTS, ANTISEPTIC HAND GELS, SKIN CLEANSERS, LENS CARE, FRUIT & VEGETABLE WASH and SUN PROTECTION PRODUCTS.

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

The Company has incurred losses since its incorporation. At December 31, 2000, the Company had an accumulated deficit of $31,342,593. The Company has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

FISCAL 2000

In January 2000 we formed a strategic business alliance with SunSwipe, Inc., a company that developed and marketed products and packaging for the mass merchandise consumer market. We had agreed to form a new company, of which we would own 50% and, based upon rolling in its assets, SunSwipe would own 50%. Subsequently we determined that SunSwipe did not have clear title to the assets, including especially the trademark. Accordingly, we formed our own company, have purchased the trademark, and are producing our line of products based on the original SunSwipe model. The product line currently includes single use towelette applications that are impregnated with sunscreens, repellants and sunburn relief agents. The product line is sold at major retailers in the U.S. During 2000 these products were produced by our Canadian strategic alliance manufacturing partner and in 2001 we have added an additional manufacturer in the U.S. to accommodate increased volume in SunSwipe sales.

During February 2000 Kenneth J. Chester was appointed to the Board of Directors. Mr. Chester had previously been retained to implement and oversee the operation of the Company with particular emphasis on sales, marketing and strategic business alliances. In May 2000, following the resignation of Andrew Libby as Chief Operating Officer, Chief Financial Officer, Executive Vice President and Corporate

Secretary, Mr. Chester, Managing Director of Operations, assumed management of daily operations, working in tandem with Sheldon Fenton, our CEO. Mr. Libby continues to contribute to the Company as an active member of the Board of Directors. In December 2000 Mr. Chester was appointed Executive Vice-President and Chief Operating Officer of Veridien Corporation.

During 2000 the Company increased our supplier capacity through new agreements with two manufacturers and one marketing company that represents a foreign manufacturer. We believe that diversifying our manufacturing sources will ensure the timely production and consistent quality of our expanding product line. This also allows the Company to offer competitive pricing to our markets. We believe this allows our products a strategic advantage by offering our toxic-free, broad-range disinfectants at or near the same cost as competitors' products which are toxic.

During March 2000 the Company formed an alliance with a major towelette canister manufacturer which Veridien fulfilled orders for disinfectant wipe canisters for an international corporation. Veridien also launched its own nationally branded line of towelette canisters and sachet dispensers using its patented formula under its trademark VIRAGUARD(R).

During 2000 the Company is continuing to work under an agreement with the founders of "Koala Bear Kare Baby Changing Stations" to combine their premium towelette with our patented product VIRAGUARD(R) to create a towelette to be competitively marketed for restrooms worldwide.

During 2000 the Company launched our enhanced website www.veridien.com. Initially, we had provided information for shareholders and consumers to learn more about our patented products. This enhanced website offers more information on our expanded product line and the availability of buying SunSwipe(TM) products on line. During 2001 we will add additional products for E-Commerce.

During 2000 the Company continued to enhance our ability to electronically exchange information with our strategic alliance partners as well as our subsidiaries by offering EDI capabilities through Internet exchange.

During March 2000 the Company acquired an exclusive 10-year licensing right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette and Contact Lens Rewetting Agent, "Neutral Eyes." Neutral Eyes is a credit card size, disposable, complete care packet for contact lens wearers when traveling. The product is planned to include in each individual packet a sterile saline solution, a Viraguard(R) towelette contained in a separate compartment and a foil mirror on the back. This will allow contact lens wearers to replace lenses quickly and safely anywhere. We believe this innovative product strongly compliments our expanding towelette line of products.

During 2000 the Company contracted with several individuals and networks of professional sales brokers that will represent the Veridien Corporation and subsidiaries' line of products to the medical, dental, sunscreen and retail communities.

During 2000 the Company made two investments in the common shares of unrelated companies.

         On September 29, 2000, the Company exchanged cash credits with a stated value of $623,000 for 415,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $376,686 of other income from this transaction, which represents the fair market value of the assets initially surrendered for the cash credits acquired. The investment in the common shares was recorded at the cost of $376,686 and has not been recognized as a marketable security due to the restrictions that exist on its disposition. Therefore, no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

         On December 22, 2000, the Company exchanged 8,000,000 restricted common shares for 61,500 common shares of Internet Guide, Inc., a privately owned company. The investment was valued at $400,000 using the estimated market value of the shares exchanged discounted for marketability due to the restriction on re-sale. The investment has not been classified as a marketable security because of the reduced level of liquidity of a private company as compared with a publicly traded company.

During 2000 the Company created a wholly owned Delaware subsidiary, The SunSwipe Corporation, L.L.C., to coordinate and manage all activity of the SunSwipe(TM) opportunity.

During 1999 we entered into a strategic alliance agreement to provide sales, marketing, and distribution services within the U.S. to a medical products manufacturer/distribution company in Canada. This strategic partner specializes in the high volume manufacturing of alcohol swabs and other form/fill/seal flexible packaging products for use as skin cleansers, hard surface disinfectants, lens cleaners and suntan lotion applications. During 2000 we utilized our abilities to both market and sell products from both companies through this agreement, resulting in additional sales for Veridien Corporation.

During 1998 the Company entered into a licensing agreement with a Canadian company to allow for distribution of our products in Canada. During 2000 and 1999, respectively, this company placed our products in national and regional drugstore chains with over 800 locations in Canada. During 2000, the exclusivity of the agreement expired due to the minimum license fee not being met. The Company continues to earn licensing fees which are based on 10% of the sales as defined in the agreement. Under the terms of the licensing agreement the Company recognized as licensing fees $3,584 and $104,046 for 2000 and 1999, respectively.

During 2000 the Company continued to implement our new information systems to modernize our accounting and manufacturing processes as well as implement our Y2K plan. Our systems are functioning normally after the installation of our new computer hardware and software in 1999. The Company has not experienced any Y2K difficulties with any suppliers or customers.

During November 2000 the Company introduced two new products to their product line. One product uses VIRAGUARD(R)'s patented formulation in a new market for the Corporation. Veridien has designed a toilet seat wipe for all public restroom facilities utilizing a towelette canister which is inserted in a wall mounted jacket with a lock mechanism. Veridien has estimated this market to be a multi-million dollar sanitation market and will have a "first of a kind" unique service item. VIRAGUARD(R) Surface Disinfectant towelettes are encased in a jacket, which is bolted to the wall inside restroom stalls. The jacket can be locked for security and unlocked for easy replacement of the towelette canisters. To date the results from test markets have been extremely positive. The second product that was introduced is called Nature Clean(R) Fruit & Veggie Wash. This product is completely non-toxic, odorless, tasteless, fragrance free and rinses totally clean from fruits and vegetables. Veridien's Nature Clean(R) Fruit & Veggie Wash removes pesticides, wax, chemical residues and dirt. The non-toxic ingredients work together to loosen and remove unwanted soils and residues from all produce and will help protect consumers from harmful pesticides. Fruits and vegetables can be conveniently sprayed or soaked. Nature Clean(R) comes in two formulas, a ready to use spray or concentrate. Nature Clean(R) will be displayed in retail stores in the produce or in the cleaning section. The Company has additional product line extensions in a variety of delivery systems scheduled for introduction during 2001.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED WITH FISCAL 1999

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

                                         Year Ended                 Percentage of
                                         December 31                 net revenue
                                    2000            1999          2000          1999
                                    ----            ----          ----          ----
                                       (In thousands)
Net Sales                         $ 1,757         $   415          100%          100%
Cost of Goods Sold                  1,629             335           93%           81%
Gross Profit                          128              80            7%           19%

Operating Expenses
General & Administrative            1,774           2,067          101%          498%
Research & Development                180             230           10%           55%
(Loss) from Operations             (1,826)         (2,217)        (104)%        (533)%
Other Income (Expense) Net            170             120           10%           28%
Net (Loss) Before Taxes            (1,656)         (2,097)         (94)%        (505)%
Income Taxes                            0               0            0%            0%
Net (Loss)                         (1,656)         (2,097)         (94)%        (505)%


Consolidated gross revenues for 2000 increased by $1,435,802, or 180%, to $2,232,879 compared with $797,077 in 1999.

- Gross revenue from product sales increased in 2000 by $1,341,500, or 323%, to $1,756,991 compared with $415,491 in 1999. During 2000, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The increase in sales revenue was due primarily to the addition of canisters, swabs and sunscreen towelettes to our product line. This shift in product mix accounted for 69%, 1% and 4%, respectively, of the increase in gross revenue from product sales.

- Gross revenue from operations/production services decreased in 2000 by $171,000, or 100%, $-0- compared with $171,000 in 1999. This was a temporary source of revenue for us by providing services to a contract fill manufacturer in 1999 who occupied a major portion of our facility. We provided services on an as-needed basis and demand for future services could not be anticipated or measured. This contract fill manufacturer vacated our premises in September 2000.

- Gross rental income for 2000 decreased by $22,500, or 22%, to $81,519 compared with $104,019 in 1999. A portion of the Company's leased 38,000 square foot manufacturing facility was subleased to a contract fill manufacturer. The contract fill manufacturer did not renew their lease after September 30, 2000.

- Gross revenue from licensing fees for 2000 decreased by $100,462, or 97%, to $3,584 compared with $104,046 in 1999. During 2000, the exclusivity of the agreement expired due to the minimum licensing fee not being met by the licensee so only the 10% of sales licensing fee of $3,584 was recognized. During 1999 the Company recognized the balance of the Initial Licensing Revenue of $87,418 and other licensing fees of $16,628. The Company is currently in the third year of this agreement. The Canadian company has placed our product in a nationwide Canadian drugstore chain and we anticipate future fees to be earned by the Company.

- Additionally, other income for 2000 increased $376,686 which recognized the sale of cash credits which were valued at fair market value of the assets initially surrendered. The cash credits with a stated value of $623,000 were exchanged for 415,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in prior periods to SGD International Corporation. Currently, a balance of $23,000 cash credits still remains with SGD International for Veridien's use.

- Interest income for 2000 increased by $11,578, or 459%, to $14,099 compared with $2,521 in 1999. The increase in interest income is due primarily to an increased daily cash balance earning interest which resulted from the proceeds from the convertible debentures.

Consolidated gross expenses for 2000 increased by $994,056, or 34%, to $3,888,577 compared with $2,894,521 in 1999.

- The cost of goods sold for 2000 increased by $1,294,006, or 386%, to $1,629,100 compared with $335,094 in 1999. There was an increase in the cost of goods ratio as a percentage of sales to 93% in 2000 compared to 81% in 1999. The increase in the cost of sales resulted primarily from increased sales for 2000 at 323% compared to 1999 sales and a decrease in profit margin on specific new products added to the product line. Veridien is continually working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for 2000 decreased by $293,512, or 14%, to $1,773,871 compared with $2,067,383 in 1999. The decreases that affected general and administrative costs were associated with reduced wage expenses of general operations and administrative personnel for 2000 that decreased by 24% to $382,190 compared with $503,737 in 1999. Additionally, during 2000, sales expenses decreased by 27% to $157,682 compared with $217,190 in 1999. And professional service expenses for 2000 decreased by 27% to $460,289 compared with $635,814 in 1999. Increases that affected general and administrative expenses included rent, state product registration fees, outside services, and licensing fees for 2000 increased by 62% to $276,531 compared with $170,639 in 1999.

- Research and development expenses for 2000 decreased by $50,712, or 22%, to $179,955 compared with $230,667 in 1999. The decrease can be attributed primarily to a reduction in wage expenses by decreasing staff. The Company is continually focusing on testing new products which we intend to begin marketing during 2001.

- Interest expense for 2000 increased by $44,274, or 17%, to $305,651 compared with $261,377 in 1999. The increase in interest expense was due primarily to accrued interest on convertible debentures.

- Loss from Operations for 2000 decreased by $391,718, or 18%, to $1,825,935 compared to $2,217,653 in 1999. The decrease in loss from operations is primarily due to an overall decrease in general and administrative expenses and research and development expenses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research & development and business activities has been through sales, equity offerings, and debt. As of December 31, 2000, and December 31, 1999, we had working capital deficits of approximately $1,975,312 and $2,847,993, respectively. Our independent certified public accountants stated in their reports on the 2000 and 1999 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We believe that we are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses, which we believe will provide improved profit margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, third parties and from private placements of our securities to fund operations. These financings and equity placements are included in the following paragraphs.

During first quarter 2000 we issued three-year Convertible Debentures in the amount of $1,347,000. The Convertible Debentures carry interest at the rate of 10%, which has been accrued through December 31, 2000. The principal and interest amounts are convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date; however, the conversion price shall not be less than $0.065 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first 12 months at a conversion price of $0.10. As of March 2001, we are continuing to generate funding through the continuation of private placement efforts.

During the 12 months ended December 31, 2000 we utilized sales consultant services for which we issued common stock valued at $41,289.

During the 12 months ended December 31, 2000 $740,107 of Convertible Debenture principal and $97,430 of accrued interest was converted into 9,187,930 shares of common stock at conversion rates ranging between $0.065 and $0.16 per share.

During the 12 months ended December 31, 2000 we settled $146,533 of debt/payables through the issuance of 1,893,660 common shares.

During fourth quarter 2000 we issued 8,000,000 common shares for the purchase of 61,500 common shares of Internet Guide Inc.

During fourth quarter 2000 we borrowed $97,500 in short-term loans at an interest rate of 10% per annum.

During first quarter 2000 we acquired a purchase option and an exclusive license right to market a newly patented pre-packaged Contact Lens Wearer Hand Neutralizing Towelette. As part of the agreement we issued common stock valued at $11,250.

During fourth quarter 2000 we negotiated extended terms on Convertible Debentures issued by the Company in 1999. These debentures with accrued interest totaled $295,372 at December 31, 2000 and now expire December 31, 2001.

During fourth quarter 2000 we negotiated renewal of Convertible Debentures issued by the Company in 1997 and 1998. These debentures with accrued interest totaled $651,852 at December 31, 2000. The debentures now mature on October 25, 2003. These debentures are now convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 days prior to the election date; however, the conversion price shall not be less than $0.05 during the first year, $0.10 during the second year, and $0.15 during the third year. In addition, conversion can be accomplished during the first 12 months at a conversion price of $0.10.

During fourth quarter 2000 we negotiated a one-year renewal of the Loan and Security Agreement, under the same terms and conditions. At December 31, 2000 the principal balance outstanding was $519,340, along with $136,819 in accrued interest.

During 1999 we received proceeds from the sale of preferred and common stock in the amount of $909,550. We received funds in the amount of $542,750 through the sale of common stock under a Rule 504 offering and $366,800 in proceeds from private placements.

During 1998 we issued 450,000 common shares in exchange for a note receivable in the amount of $22,500. During 2000 we collected $7,500 on this note and during the first quarter of 2001 the maker elected to retire the balance of $15,000 for the return of 300,000 common shares, as permitted under the terms of the instrument.

During 1999 we utilized legal, sales consultants and public relations services for which we issued Common Stock valued at $185,027.

During 2000 accounts receivable decreased by $138,761, substantially all of which is due to decreased rent and service obligations of our previous contract-fill manufacturer who occupied a substantial portion of our facility until August 2000.

During 2000 accounts payable and accrued expenses increased by $256,179, primarily due to an increase in accrued interest expense on debt obligations of $194,191 and an increase in expenses to a management services company in the amount of $120,000. These increases were moderated by a $54,789 decrease in accrued compensation.

In 1998 we entered into a license agreement with a Canadian company for the sale of products in Canada. We have recognized $3,584 as the portion of the license agreement applicable to 2000.

During 2000 we increased inventory by 22% to $191,353 compared with $156,932 in 1999. The increase was required to support the increased sales activity during 2000.

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

As of March 2001, we have cash of approximately $51,000 and during April and May we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to fund the routine operating expenses of the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

At the present time the Company does not have any material commitments for capital expenditures. We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to meet existing demand generated by purchase orders received during first quarter 2001. We envision generating sufficient cash from the collection of sales orders to provide replenishment of these funds.

ITEM 7.  FINANCIAL STATEMENTS

              CARTER, CARTIER, MELBY & GUARINO, C.P.A.S, P.A. LOGO


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Veridien Corporation

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, changes in deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 9, 2001

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                                                   2000             1999
                                                                ----------        --------
                                     Assets
Current Assets:
   Cash                                                         $   20,960        $  6,734
   Accounts receivable - trade
      Less allowance for doubtful accounts of
         $48,000 and $10,564, respectively                         111,679         254,023
   Licensing fees receivable                                        49,997          46,413
   Inventory                                                       191,353         156,932
   Note receivable                                                  15,000          22,500
   Prepaid expenses and other current assets                        37,196          13,939
                                                                ----------        --------

      Total current assets                                         426,185         500,541

Property and equipment:
   Furniture and fixtures                                          416,655         416,655
   Leasehold improvements                                           85,303          83,805
                                                                ----------        --------
                                                                   501,958         500,460
   Less accumulated depreciation                                   456,189         429,363
                                                                ----------        --------
                                                                    45,769          71,097

Other Assets:
   Investments in common stock, cost basis                         400,000              --
   Investments in common stock restricted, cost basis              376,686              --
   Patents, less accumulated amortization of $489,594
      and $485,986, respectively                                    24,788          28,396
   Loan costs, less accumulated amortization of
      $77,793 and $65,192, respectively                                 --          12,601
   Security deposits and other assets                               33,503          39,947
                                                                ----------        --------
                                                                   834,977          80,944
                                                                ----------        --------

                                                                $1,306,931        $652,582
                                                                ==========        ========

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                           December 31, 2000 and 1999

                                                                            2000                 1999
                                                                        ------------         ------------
                 Liabilities and Deficit in Stockholders' Equity
Current Liabilities:
   Current capital lease obligations                                    $      7,238         $      6,380
   Notes payable                                                             621,840              585,779
   Convertible debentures due                                                372,893            1,569,215
   Accounts payable                                                          701,796              551,228
   Accrued compensation                                                        3,080               57,869
   Accrued interest                                                          490,841              296,650
   Other accrued liabilities                                                   9,820               43,611
   Customer deposits                                                          25,139               46,516
   Due to stockholders                                                       168,850              166,787
                                                                        ------------         ------------
      Total current liabilities                                            2,401,497            3,324,035

Long term liabilities:
   Capital lease obligations less current                                     17,261               24,499
   Convertible debentures                                                  1,803,215                   --
                                                                        ------------         ------------

      Total liabilities                                                    4,221,973            3,348,534

Deficit in stockholders' equity:
   Undesignated Preferred Stock $.001 par value,
      25,000,000 shares authorized
   Convertible Redeemable Preferred Stock,
      $10 par value; 100,000 authorized, 6,000 issued and
      outstanding at December 31, 2000 and 1999                               60,000               60,000
   Series B Preferred Stock, $.001 par value,
      245,344 authorized, 154,163 and 193,534 issued
      and outstanding at December 31, 2000 and 1999                              154                  194
   Common Stock, $.001 par value; 200,000,000 shares
      authorized, 140,410,349 and 119,958,735 shares issued
      and outstanding at December 31, 2000 and 1999                          140,411              119,960
   Additional paid-in capital                                             28,205,587           26,789,390
   Common Stock warrants                                                      26,399               26,399
   Accumulated deficit                                                   (31,342,593)         (29,686,895)
                                                                        ------------         ------------
                                                                          (2,910,042)          (2,690,952)
   Stock subscriptions receivable                                             (5,000)              (5,000)
                                                                        ------------         ------------
      Total stockholders' deficit                                         (2,915,042)          (2,695,952)
                                                                        ------------         ------------

                                                                        $  1,306,931         $    652,582
                                                                        ============         ============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999


                                                   2000                  1999
                                               -------------         ------------
Sales                                          $   1,756,991         $    415,491

Operating costs and expenses:
   Cost of sales                                   1,629,100              335,094
   General and administrative                      1,773,871            2,067,383
   Research and development                          179,955              230,667
                                               -------------         ------------
                                                   3,582,926            2,633,144
                                               -------------         ------------

      Loss from operations                        (1,825,935)          (2,217,653)


Other income (expense):
   Interest expense                                 (305,651)            (261,377)
   Operations/production service income                   --              171,000
   Rental income                                      81,519              104,019
   Licensing fees                                      3,584              104,046
   Sale of cash credits                              376,686                   --
   Interest income                                    14,099                2,521
                                               -------------         ------------
                                                     170,237              120,209
                                               -------------         ------------

Net loss before income tax                        (1,655,698)          (2,097,444)

      Net loss                                 $  (1,655,698)        $ (2,097,444)
                                               =============         ============

Net loss per common share                      $        (.01)        $       (.02)
                                               =============         ============

Weighted average shares outstanding              127,578,907           98,083,253
                                               =============         ============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999


                                Convertible
                                Redeemable  Series B   Number                 Additional                                   Stock
                                 Preferred  Preferred  Common       Common     Paid-in        Stock       Accumulated  Subscriptions
                                   Stock     Stock     Shares       Stock      Capital       Warrants       Deficit     Receivable
                                ---------- --------- ----------     ------   ------------    --------     ------------ -------------
Balances at January 1, 1999     $60,000     $154     78,152,833     78,154   $ 22,858,790     $26,399     $(27,589,451)   $(5,000)

Proceeds from Section 504
  offering                                            4,459,798      4,460        362,340
Proceeds from private placement                       5,966,667      5,967        536,783
Conversion of debt to equity                          3,884,563      3,885        377,204
Conversion of convertible
 debentures                                          13,941,900     13,941      2,077,344
Issuance of stock for services                        1,770,164      1,770        183,257
Conversion of partial loan/
 security agreement                           40     11,782,810     11,783        393,672
Net (loss)                                                                                                  (2,097,444)        --
                                -------     ----    ----------    --------   ------------     -------     ------------    -------

Balances at December 31, 1999   $60,000     $194    119,958,735   $119,960   $ 26,789,390     $26,399     $(29,686,895)   $(5,000)

Conversion of debt to equity                          1,393,660      1,393         68,289
Conversion of convertible
 debentures                                           9,187,930      9,188        828,349
Issuance of stock for equity
 investment                                           8,000,000      8,000        392,000
Issuance of stock for services                        1,006,026      1,006        117,133
Conversion of preferred stock to
 common stock                                (40)       788,998        789           (749)
Issuance of stock for license
 rights                                                  75,000         75         11,175
Net (loss)                                                                                                  (1,655,698)
                                -------     ----    ----------    --------   ------------     -------     ------------    -------

Balances at December 31, 2000   $60,000     $154    140,410,349    140,411   $ 28,205,587     $26,399     $(31,342,593)   $(5,000)
                                =======     ====    ===========   ========   ============     =======     ============    =======


                                                  Stockholders'
                                                     Equity
                                                    (Deficit)
                                                 -------------
Balances at January 1, 1999                      $(4,570,954)

Proceeds from Section 504 offering                   366,800
Proceeds from private placement                      542,750
Conversion of debt to equity                         381,089
Conversion of convertible
 debentures                                        2,091,285
Issuance of stock for services                       185,027
Conversion of partial loan/
 security agreement                                  405,495
Net (loss)                                        (2,097,444)
                                                 -----------

Balances at December 31, 1999                    $(2,695,952)

Conversion of debt to equity                          69,682
Conversion of convertible
 debentures                                          837,537
Issuance of stock for equity
 investment                                          400,000
Issuance of stock for services                       118,139
Conversion of preferred stock to
 common stock
Issuance of stock for license
 rights                                               11,250
Net (loss)                                        (1,655,698)
                                                 -----------

Balances at December 31, 2000                    $(2,915,042)
                                                 ===========

        See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999


                                                                    2000               1999
                                                                 -----------        -----------
Cash flows from operating activities
  Net (loss)                                                     $(1,655,698)       $(2,097,444)
  Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     Depreciation and amortization                                    43,233             39,258
     Stock issuances, warrants and options for service               129,389            185,027
     Stock issuances for interest, not requiring cash flow            99,927            796,391
     Exchange of barter credits                                     (376,686)
  Change in operating assets and liabilities:
     Accounts receivable                                             142,345            (50,875)
     Licensing fees receivable                                        (3,584)           (46,413)
     Inventories                                                     (34,421)           (64,383)
     Note receivable                                                   7,500                 --
     Prepaid and other current assets                                (23,257)             6,641
     Other assets                                                      6,444                442
     Accounts payable and accrued expenses                           256,179           (252,164)
     Due to stockholders                                               2,063            (22,534)
     Deferred revenue                                                     --            (87,418)
     Customer deposits                                               (21,377)            46,516
     Current capital lease obligations                                   858                 --
                                                                 -----------        -----------
  Net cash (used) by operating activities                         (1,427,085)        (1,546,956)

Cash flow from investing activities:
     Purchases of property and equipment                              (1,497)           (49,018)
                                                                 -----------        -----------
  Net cash (used) by operating activities                             (1,497)           (49,018)

Cash flow from financing activities:
     Proceeds from convertible debentures                          1,347,546            751,000
     Net payment of capital lease obligations                         (7,238)                --
     Net proceeds from borrowings                                    102,500            (75,000)
     Proceeds from sale of preferred and common stock                     --            909,550
                                                                 -----------        -----------
  Net cash provided by financing activities                        1,442,808          1,585,550
                                                                 -----------        -----------

Net (decrease) in cash                                                14,226            (10,424)
Cash at beginning of year                                              6,734             17,158
                                                                 -----------        -----------
Cash at end of year                                              $    20,960        $     6,734
                                                                 ===========        ===========


See accompanying notes to the consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.       Organization, Business and Control

On June 4, 1991, the Company was incorporated in Delaware as "VCT Acquisitions II, Inc." The Company then acquired all of the assets of another Delaware corporation called Viral Control Technology, Inc. On September 13, 1991, the Company changed its name to Viral Control Technology, Inc. Subsequently, on November 8, 1991, the Company again changed its name and became Veridien Corporation (the Company).

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

The Company was founded to develop disinfectants and sterilants which will pose no hazard to people who use them and will not harm the environment. To this end, the Company has developed a hard surface disinfectant (VIRAHOL(R)/VIRAGUARD(R)), which has been registered with the Environmental Protection Agency (EPA). The Company's research and development efforts are currently focused on further development of infection control chemicals and on devices, both medical and commercial, which utilize the Company's liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end the patented VIRAHOL(R)/VIRAGUARD(R) formula is now marketed in liquid form, in an antiseptic hand gel, in single use towelettes and in 60-160 count towelette canisters for both hand and hard surface applications. The Company has recently expanded its product offerings to include unique "Healthy Lifestyle" products including multi-use soap, lens care, fruit and vegetable wash and sun protection products.

In October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement to finance marketing efforts for its line of products, to fund operating cash flow deficiencies, and to continue its research and development activities.

The agreement requires the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender can obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. During 2000 and 1999, $-0- and $405,495 of the debt and the lender's warrants were converted into -0- and 11,782,810 common shares respectively, and -0- and 39,371 Series B Preferred shares respectively.

2.       Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation. Included in the consolidation is a 50% owned subsidiary. The minority interest has not been recorded due to cumulative losses from inception through December 31, 2000.

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

5.       Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2000, raw materials and finished goods amounted to approximately $42,900 and $148,500, respectively. At December 31, 1999, raw materials and finished goods amounted to approximately $84,200 and $72,800, respectively.

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

10.      Reclassification

Certain reclassifications have been made to the 1999 financial statements to be in conformity with the 2000 presentation.

11.      Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 127,578,907 and 98,083,253 for the years ended December 31, 2000 and 1999, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $31.3 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders' equity of $2.9 million, a deficit in working capital of $2.0 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 2000, the Company's operating activities resulted in cash outflows of $1,427,085. In addition, the Company used $1,497 for patent development and equipment purchases. In order to fund these cash outflows, the Company borrowed $102,500 and received net proceeds of $1,347,546 from the sale of convertible debentures. These proceeds, together with the cash balance at the beginning of the year, provided the Company's cash needs, resulting in a net cash increase of $14,226 for the year ended December 31, 2000.

The Company plans to utilize its current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2001. The company plans to pursue additional cash through sales of convertible debentures (see Note R - Subsequent Events).

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

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, the Company owed $168,850 and $166,787, respectively to stockholders who have made advances of cash or material to the Company.

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

During 2000 and 1999, the Company utilized the services of a management company which has as its senior officer and director, the individual who serves as the Company's President/CEO and a director, to assist with administrative and organizational function of the Company. The Company incurred expenses of $123,968 and $138,874 in 2000 and 1999 respectively for professional services and related costs. At December 31, 2000, these fees remain unpaid in the amount of $262,842 and are included in accounts payable.

During 2000 and 1999 the Company's President/CEO personally incurred expenses on behalf of the Company for travel, etc. The amounts accrued by the Company and not yet reimbursed to this individual are $14,871 and $25,150 for 2000 and 1999 respectively. In addition, this individual has previous years' unreimbursed expenses which when added to these numbers total $94,048 and are included in accounts payable at December 31, 2000.

NOTE D - NOTES RECEIVABLE

On December 31, 1998 the Company issued 450,000 shares of common stock to a shareholder in exchange for a note receivable in the amount of $22,500. The note is non-interest bearing, can be satisfied in full by the return of the Company common stock in proportion to the amount then due after payments have been applied, and was due in full on December 31, 2000. During 2000, the Company received payments of $7,500, reducing the balance due to $15,000. At December 31, 2000, the 300,000 common shares which proportion to the $15,000 then due, had an approximate market value of $16,500. The maker of the note elected in March 2001, to return the shares issued in settlement of debt.

NOTE E - INVESTMENT IN COMMON STOCK

During 2000 the Company made two investments in the common shares of unrelated companies.

On September 29, 2000, the Company exchanged cash credits with a stated value of $623,000 for 415,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $376,686 of other income from this transaction, which represents the fair market value of the assets initially surrendered for the cash credits acquired. The investment in the common shares was recorded at the cost of $376,686 and has not been recognized as a marketable security due to the restrictions that exist on its disposition. Therefore, no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

On December 22, 2000, the Company exchanged 8,000,000 restricted common shares for 61,500 common shares of Internet Guide, Inc., a privately owned company. The investment was valued at $400,000 using the estimated market value of the shares exchanged discounted for marketability due to the restriction on re-sale.

The investment has not been classified as a marketable security because of the reduced level of liquidity of a private company as compared with a publicly traded company.

NOTE F - NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2000 and 1999, the holder converted $-0- and $405,495 of debt into -0- and 11,782,810 common shares and -0- and 39,371 Series B preferred shares, respectively. The loan agreement grants the lender warrants to purchase 51% of the Company's outstanding common and preferred stock. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due in November 2001. As of December 31, 2000, the remaining principal balance outstanding was $519,340 and $136,819 of interest has accrued under the agreement. The Company has been in technical default on the loan since March 1996 with respect to certain financial criteria. Furthermore, the lender has not waived compliance regarding these criteria and has continued to fund the monthly working capital needs of the Company, as previously agreed.

During 2000, the Company issued 1,393,660 common shares in satisfaction of $69,683 of promissory notes with a real estate leasing company. This note amounted to $66,439 at December 31, 1999. The note carried an interest rate of 9% per annum payable monthly.

During 2000, the Company received $102,500 of short-term loans due on demand with stated interest rates of 0% to 10% per annum.

NOTE G - DEFERRED REVENUE/LICENSING FEES

During 1998, the Company entered into a marketing agreement with a Canadian company and awarded exclusive sales rights in Canada for a period of five years. The Company is entitled to minimum annual license fees and a percentage of sales as defined. The initial period for determining sales subject to the licensing agreement is February 28, 1998, through June 30, 1999. The Company recognized as licensing fees $3,584 and $104,046 for 2000 and 1999, respectively.

During 2000, the exclusivity of the agreement expired due to the minimum license fee not being met. The Company continues to earn licensing fees which are based on 10% of the sales as defined in the agreement.

NOTE H - CONVERTIBLE DEBENTURES

During 2000 and 1999, the Company received $1,347,546 and $751,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at various rates from 10% - 11% per annum, compounded in full at various maturities from December 2001 to October 2003. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.06 to $.10 per share. The conversion privilege terminates when all principal plus interest due has been paid in full. In addition, the debenture holders were issued 9,140,742 warrants which are outstanding at December 31, 2000 for additional common shares for 100
- 105% of the convertible debentures per share conversion price. The additional warrants expire five years from the original date of the debentures.

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases manufacturing and office facilities under a lease that expires June 2001 with an additional five-year option period. Rent expense was approximately $219,000 for 2000 and 1999.

The following table reflects approximate future minimum annual rental expense amounts:

                            Year           Amount
                         ----------      ----------
                           2002          $  123,700

NOTE J - CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days' written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2000, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2000. At December 31, 2000, preferred stock dividends in arrears totaled approximately $36,000.

NOTE K - SERIES B CUMULATIVE PREFERRED STOCK

The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series is senior to the Common Stock and is senior to all other classes and series except that it is junior to the Convertible Redeemable Preferred Stock (Note I) with respect to the payment of dividends. Each share has that number of votes equal to the number of share of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share is convertible into 20.04010695 shares of Common Stock. These shares are entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by the Company's Board of Directors times the number shares of Common stock into which each share of Series B is convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.

NOTE L - STOCK OPTIONS

Options to acquire 200,000 shares were granted in 1995 to a director of the Company in consideration of his efforts relating to business services. These options expired on October 17, 1999. No options are outstanding at December 31, 2000.

Non-qualified stock option activity is summarized as follows:


                                                                 Shares Under           Exercise
                                                                    Option             Price Range
                                                                 -------------         ------------
                    Outstanding at January 1, 1999                    200,000          $       .25

            1999    Granted                                                --                  N/A
                    Expired                                          (200,000)                 .25
                                                                  -----------          -----------

                    Outstanding at December 31, 1999
                       and December 31, 2000                              -0-                  N/A
                                                                  ===========          ===========

NOTE M - STOCK WARRANTS

During 2000, the Company issued 100,000 and 25,000 warrants at exercise prices of $.20 and $.10 respectively as additional compensation for payroll and consulting services, respectively. The Company issued an additional 3,827,991 warrants under the terms of the loan and security agreement.

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

As described in Note J, the Company offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock results in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants are recorded at their fair market value at the time of issuance less the exercise price of $.01 and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant. As described in Note A, in October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement. The agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender can obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price.

At December 31, 2000, in aggregate the lender was entitled to 84,555,664 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2000, the lender(s) had converted $1,980,660 of the debt and the lender's warrants were exercised into 45,614,383 common shares and 193,534 Series B preferred shares (convertible into 3,878,447 common shares) at a combined cost of equivalent to $0.04 per common share.

Warrants issued and exercised are summarized as follows:


                                                                   Exercise
                                                                     Price
                   Common Stock                   Warrants           Range
                                                 -----------     --------------
          Outstanding at January 1, 1999         29,077,194      $  .01 - 1.00
          1999:
                   Granted                        7,691,907         .001 -.499
                   Exercised                            (--)               N/A
                   Expired                         (100,000)              1.00
                                                 ----------      -------------


          Outstanding at December 31, 1999       36,669,101           .01-1.00
          2000:
                   Granted                        4,052,991          .030-.100
                   Expired                       (1,477,546)         .268-1.00
                                                 ----------      -------------

          Outstanding at December 31, 2000       39,244,546      $     .01-.20
                                                 ==========      =============

Effective December 31, 1997, the Board of Directors created the Series B Cumulative Preferred Stock (as discussed in Note J) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expired on November 18, 2000, and have been extended through November 18, 2001 and have a $10 exercise price. During 2000 and 1999, -0- and 41,473 of these warrants were exercised by the holder. At December 31, 2000, 49,043 of these warrants are still outstanding.

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

Preferred warrants issued and exercised are summarized as follows:

                                                                               Equivalent #
                                                                 Preferred   Common Shares on
                                                   Preferred      Exercise        Share
                                                 Share Warrants    Price        Conversion
                                                 --------------  ----------  -----------------
Outstanding at January 1, 1999

         Series B                                      90,516     $ 10.00       1,813,930
         Series CI                                    115,184     $ 10.00       3,430,555
         Series CII                                    41,893     $ 10.00       1,680,647
                                                   ----------                  ----------

                                                      247,593                   6,925,132
1999 Exercised:
    Exercised Series B                                (39,371)    $ 10.00        (788,999)
    Cancelled Series B                                 (2,102)                    (42,104)
                                                   ----------                  ----------

Outstanding at December 31, 1999                      206,120                   6,094,029

2000 Exercised:
    Exercised Series B                                    (--)   $ 10.00              (--)
    Cancelled Series B                                    (--)                        (--)
                                                   ----------                  ----------
Outstanding at December 31, 2000                      206,120                   6,094,029
                                                   ==========                  ==========

         Series B                                      49,043                     982,827
         Series CI                                    115,184                   3,430,555
         Series CII                                    41,893                   1,680,647
                                                   ----------                 -----------

                                                      206,120                   6,094,029
                                                   ==========                 ===========

NOTE N - INCOME TAXES

There is no income tax provision for the years ended December 31, 2000 and 1999 due to net operating losses for which no benefit is currently available. The Company has net operating loss carryforwards of approximately $18,447,000 at December 31, 2000, available to offset future taxable income from 2001 through 2021.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $18,447,000 remaining net operating loss carry forwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                            December 31,
                                                      2000             1999
                                                   -----------      -----------
         Deferred Tax Assets:

         Net Operating loss carry forwards         $ 6,918,000      $ 6,297,000

                      Less valuation allowance      (6,918,000)      (6,297,000)
                                                   -----------      -----------
                       Net deferred tax assets     $        --      $        --
                                                   ===========      ===========

NOTE O - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $11,533 and $22,350 for 2000 and 1999, respectively.

During 2000, the Company issued 1,393,660 common shares in exchange for debt conversions in the amount of $69,683. In 2000, the Company issued 9,187,930 common shares in conversion of convertible securities in the amount of $740,653. In 2000, the Company issued 8,000,000 common shares in exchange for an equity investment recorded at a value of $400,000 in an unrelated company. In 2000, the Company issued 1,006,026 and 75,000 common shares in exchange for interest expense, services and licensing rights of $99,927, $118,189 and $11,250 respectively.

During 1999, the Company issued 11,782,810 common and 40 preferred shares in exchange for debt conversion in the amount of $405,495. In 1999, the Company issued 16,663,963 common shares in conversion of convertible securities in the amount of $1,675,983. In 1999, the Company issued 1,770,164 common shares in exchange for interest expense and services of $796,391 and $185,027, respectively.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999, do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE Q - CONCENTRATION OF RISK

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

Sales of the Company's products are concentrated among specific customers. Sales to the following customers expressed as a percentage of sales were as follows:

                                                           2000            1999
                                                       ------------    ------------
         Customer #1                                        69%              *


         *  less than 10% of total

NOTE R - SUBSEQUENT EVENTS

Employment Agreement

As of January 1, 2001, the Company has entered into an employment agreement for the position of chief operating officer. The individual will be paid compensation of $150,000 per year. This individual will be entitled to 870,000 shares of Company common stock for each period of employment ending April 1, 2001, April 1, 2002, and April 1, 2003, with the assumption that the employment agreement is still in effect on those dates.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA's, who audited our financial statements for the fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999, have audited our financial statements for the fiscal year ended December 31, 2000. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of March 7, 2001 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors (other than Mr. Chester, who was appointed February 7, 2000) were elected at the Annual Meeting held on November 6, 1998. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

         Name                               Age               Position
         ----                               ---               --------

         Russell D. Van Zandt                60               Chairman of the Board of Directors

         Rene A. Gareau                      59               Vice Chairman of the Board of Directors/
                                                              Corporate Secretary

         Sheldon C. Fenton                   49               President and CEO/Director

         Kenneth J. Chester                  53               Chief Operating Officer/Director

         Martin E. Kovnats                   49               Director

         Andrew T. Libby, Jr.                52               Director

         Alfred A. Ritter                    57               Director

         Mark E. Schlussel                   60               Director

         Paul L. Simmons                     72               Director


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

Mr. Van Zandt is currently President and CEO of Ela Medical in Plymouth, MN. Ela Medical is a manufacturer and marketer of pacemakers and implantable defibrillators. Previously Mr. Van Zandt had been a corporate Vice President at Datascope Corp., a NASDAQ listed company engaged in the health care and medical device products industry. On behalf of Datascope Corp., he had alternately headed two divisions as President. From 1996 to 1998, he was President of the Intervascular, Inc. Division, which manufactures and markets vascular grafts and patches on a worldwide basis. From July 1992 through September 1996 he was President of the Cardiac Assist Division which manufactures and markets intra-aortic balloon pumps and catheters. From November 1969 until August 1992, Mr. Van Zandt worked with C.R. Bard, Inc., a health care and medical device company listed on the New York Stock Exchange. He started as personnel director at a division level and rose through the company's ranks to reach, in 1992, the position of President of Bard Vascular Systems Division.

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

SHELDON C. FENTON is President and CEO. Mr. Fenton was first named to the Board of Directors on June 3, 1998. Since 1981 Mr. Fenton has been President and CEO of Tanlon Corporate Holdings Ltd. (and predecessor corporations), located in Toronto, Canada. Tanlon is privately owned, fully integrated management services company. They are involved with another of private and public companies, providing them with expertise and assistance, notably in the areas of capitalization and management. The group also has knowledge and experience in the areas of strategic acquisitions, real estate development and syndication, financing for private and public ventures, as well as asset and property management. They are regarded as specialists in the areas of structuring and restructuring of investments and negotiation with lenders and other corporate stakeholders.

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

KENNETH J. CHESTER is Chief Operating Officer of the Company. Mr. Chester was named to the Board of Directors on February 7, 2000. Mr. Chester oversees the daily operations of the Company, particularly in the areas of sales and marketing and development of strategic business alliances.

From 1998 to January 2000, Mr. Chester was self employed as a business and marketing consultant for a number of companies in the health care and related industries, including Veridien Corporation. Prior to that, Mr. Chester was an officer of Schein Pharmaceutical, Inc., where he served in that capacity from 1984 through 1998. Schein is a manufacturer and distributor of generic drugs. Mr. Chester most recently held the position of Senior Vice President of Business Development. Prior to his employment with Schein, Mr. Chester held various positions for 10 years with Pfizer.

Mr. Chester graduated from Monmouth University in Monmouth, New Jersey in 1969 with a Bachelor of Arts in Business Administration.

MARTIN E. KOVNATS was first named to the Board of Directors on October 28, 1997. Mr. Kovnats has been a partner with the Securities Law Group of the law firm of Aird & Berlis in Toronto, Canada since 1995. He practices primarily in the area of mergers and acquisitions and debt and equity financings. Previously, he practiced law for sixteen years with the law firm of Goodman and Carr, also located in Toronto. Mr. Kovnats is a former member of the Securities Advisory Committee, appointed by the Ontario Securities Commission. Mr. Kovnats was graduated with a Bachelor of Arts from the University of Manitoba in 1972 and an L.L.B. from the University of Manitoba in 1975. Mr. Kovnats has lectured on securities, commercial law and border issues, and has published articles on equity investments, acquisitions and securities law. Since 1979, he has been a member of the Canadian Bar Association and the Law Society of Upper Canada.

ANDREW T. LIBBY, JR. was named to the Board of Directors on July 31, 1998. From July 31, 1998 to May 31, 2000 he served as Executive Vice President, COO, CFO and Corporate Secretary of the Company. Since his resignation, he has been engaged in providing consulting services to various businesses. From November 1994 until July 1998, he was the owner of Financial Management Consultants, Inc., a management and consulting firm specializing in helping manufacturing and distribution companies. From June 1994 to November 1994 he served as CFO and Corporate Secretary of Veridien Corporation. Previously, he held a series of positions with different companies and governmental agencies in the area of finance and accounting. From 1987 to 1994 he served as Director of Finance and Accounting at University Medical Service Association, Inc., and Medical Services Support Corporation. Mr. Libby was graduated from the University of Tampa with an MBA in 1981 and was graduated from the University of South Florida with a Bachelor of Arts in Management in 1971 and a Bachelor of Arts in Accounting in 1976. He holds licenses as a CPA, a Certified Internal Auditor (CIA) and is a licensed mortgage broker.

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

Mr. Simmons served in a consulting capacity for manufacturing plant and process design and regulatory compliance to more than 45 major biotech, pharmaceutical and device firms, in 72 plant locations in the U.S., U.K., Europe and the Far East. Mr. Simmons has formulated and designed many of the qualification/ validation programs and testing methods now in use in the industry. He is a noted author, having written many technical papers for national trade journals, as well as the writing and publication of a long list of technical and procedural manuals. As a lecturer, Mr. Simmons has addressed more than 55 trade and professional associations in 26 states and several foreign countries, including the Parenteral Drug Association, Pharmaceutical Manufacturer's Association, Association for Professionals In Infection Control, Quality Control Managers Association, Philadelphia Academy of Pharmaceutical Sciences, Biotech 84, Scale-up 84, Interphex and FDA Small Business Seminars.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

In February 2001, the following officers, directors and/or ten percent beneficial owners filed Form 5's in lieu of not having filed Form 4's with respect to the following transactions:

On December 27, 2000, Andrew T. Libby, Jr., a director, purchased 56,400 shares of Common Stock in the open market.



ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During fiscal year 2000 all directors other than Messrs. Ritter and Schlussel attended at least 75% of the meetings of the Board.

COMPENSATION OF MANAGEMENT

As of January 1, 2001, we have entered into an employment agreement with Kenneth
J. Chester, our Chief Operating Officer, under which he is to be paid $150,000 annually. In addition, assuming that the employment contract is in effect on each of April 1, 2001, April 1, 2002, and April 1, 2003, then we will issue Mr. Chester 870,000 shares of our Common Stock for each period of employment ending on such date.

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal                                                                                   Other
Position                                     Year                 Salary         Bonus         Compensation
-----------------------------            ------------           -----------      -----         ------------
Vic Conant, CEO                            10/97-6/98                 -0-         -0-               -0-
Michael B. Whiteman, COO                    1/98-7/98            $ 42,000(1)      -0-               -0-
Sheldon C. Fenton, President
  & CEO                                  7/98-Present                 -0-(2)      -0-               -0-
Andrew T. Libby, Jr., COO                 8/98-5/2000            $130,000(3)      -0-               -0-(4)

None of the named persons, except Mr. Libby, has received stock options or other such non-cash compensation.

-----------
(1)      Michael B. Whiteman had an annual salary of $84,000.
(2) Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton.
(3) Andrew T. Libby, Jr. had an annual salary of $130,000; however, he was paid at the rate of $90,000 per year with $40,000 accrued to be paid when we had sufficient cash flow or significant funding was received. The accrued balance of $45,000 was paid in connection with his resignation.
(4)      See "Option Grants" below.


OPTION GRANTS

The following table sets forth information with respect to grants of stock options to the named officers during 1999. No stock options were issued to any of the named officers during 2000. None of these options were exercised during the fiscal year ended December 31, 2000. None of these options has been repriced.

                              Number of Securities
                               Underlying Options/          Exercise Price
                 Name           SARs Granted (#)               ($/Share)        Expiration Date
     --------------------------------------------------------------------------------------------
     Andrew T. Libby, Jr.            100,000                    $0.20           December 31, 2003
     Andrew T. Libby, Jr.            250,000                    $0.10           August 10, 2003
     Andrew T. Libby, Jr.            250,000                    $0.20           December 31, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on December 31, 2000, there were 140,410,349 shares issued and outstanding of record, as well as 27,091,359 shares issuable in the event of the conversion of the $2,176,108 of Convertible Debentures outstanding and the $338,049 of interest thereon as of December 31, 2000. We have used December 31, 2000 as our most recent practicable date because that is the last date to which interest was calculated on our Convertible Debentures.

                                                       Shares of               Percentage
                                                         Common                   as of
Name and Address of Beneficial Owners                    Stock                12/31/2000(1)
-------------------------------------                --------------           -------------

Mark E. Schlussel                                       345,750(2)                 0.02%
100 Renaissance Center, 36th Floor
Detroit, Michigan  48243-1157

Sheldon C. Fenton                                    29,234,530(3)                17.45%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario  M4P 3B5

Rene A. Gareau                                          125,000                    0.07%
4273 Boca Point Drive
Sarasota, Florida  34238

Dunvegan Mortgage Corporation                        28,851,530(4)                17.22%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware  19899

Paul L. Simmons                                       3,427,600(5)                 2.04%
8825 Laurel Drive
Pinellas Park, Florida  33782

Russell D. Van Zandt                                    115,000(6)                 0.06%
17543 Bearpath Trail
Eden Prairie, Minnesota  55347

Andrew T. Libby, Jr.                                    495,617(7)                 0.30%
806 South MacDill Avenue
Tampa, Florida  33609

Martin E. Kovnats                                        10,000                   0.006%
Aird & Berlis
BCE Place, PO Box 754
181 Bay Street, Suite 1800
Toronto, Ontario  M5J 2T9

Alfred A. Ritter                                              0                      --
Rua Baronesa DeBeck
Malveira Da Serra
2750 Cascais Portugal

Kenneth J. Chester                                      822,509(8)                 0.49%
11800 28th Street No.
St. Petersburg, Florida  33716

All Directors and Officers                           34,576,006                   20.64%
    as a Group (9 persons)


----------

(1) Based on 140,410,349 shares issued and outstanding as of December 31, 2000, as well as 27,091,359 shares issuable on conversion of the Convertible Debentures and interest thereon, for a total of 167,501,708 shares.
(2) Does not include options to purchase 200,000 shares of Common Stock from Dunvegan Mortgage Corporation at an exercise price of $.10.
(3) Includes Mr. Fenton's direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 6,518,516 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $180,636 of interest thereon as of December 31, 2000. Does not include 2,236,263 Convertible Debenture Warrants owned by Dunvegan Mortgage Corporation. Also does not include 34,080,007 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned to 1192615 Ontario Limited, owned by Mr. Fenton's brother and in which he disclaims any beneficial interest.
(4) Includes 6,518,516 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $180,636 of interest thereon as of December 31, 2000. Does not include 2,236,263 Convertible Debenture Warrants or 154,163 shares of Series B Preferred Stock.
(5) Includes Mr. Simmons' direct ownership of 2,753,000 shares and indirect ownership of 674,600 shares owned by International Center for Technology Transfer, Inc., of which Mr. Simmons is an Officer and Director.
(6) Does not include shares issuable in the event of conversion of $25,000 of Convertible Debentures [principal] and $2,063 of interest accrued thereon as of December 31, 2000.
(7) Does not include 600,000 Common Stock Purchase Warrants, of which 250,000 have an exercise price of $.10 and 350,000 have an exercise price of $.20.
(8) Does not include shares issuable in the event of conversion of $50,000 of Convertible Debentures [principal] and $4,153 of interest accrued thereon as of December 31, 2000. Does not include the right to receive 870,000 shares per year under his employment agreement.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company's President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2000, Dunvegan Mortgage Corporation continues to hold 154,163 shares of Series B Preferred Stock (100%), 20,610,551 shares of our Common Stock (14.7%), Convertible Debentures (1996-1998) in the principal amount of $471,215 (100%), 1,324,075 Convertible
Debenture Warrants (33%) and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share.

Options to purchase 200,000 shares of the Company's Common Stock at a price of $.50 per share held by Mark Schlussel, then Chairman of the Board, would have expired on October 17, 1998 but were extended to October 17, 1999 with an adjustment of the exercise price to $.25 per share. These options expired without being exercised on October 17, 1999.

NORPAK MANUFACTURING, INC.

During 1999 we entered into a strategic alliance agreement with a Canadian medical products manufacturer/distribution company in which family members of Sheldon C. Fenton, the Company's President/CEO and a director, then owned directly or indirectly approximately 48% of the corporation. During January 2000, members of Sheldon C. Fenton's family and/or entities of which they are officers or directors increased their ownership to a majority of the corporation. Under the strategic alliance agreement we have agreed to market, sell and distribute the Canadian company's products to customers in the U.S. Norpak Manufacturing is also one of two manufacturers contracted to produce the SunSwipe(TM) product line for the Company.

TANLON MANAGEMENT SERVICES, INC.

During fiscal years 1999 and 2000 we utilized the services of Tanlon Management Services, Inc., a management company which is owned and controlled by Sheldon C. Fenton, the Company's President/CEO and a director, to assist with administrative and organizational functions of the Company. We owe $120,000 for these professional services for each of 1999 and 2000, which is intended to cover the salaries of relevant Tanlon employees; none of the fee is intended to compensate Mr. Fenton.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

    No.     Description of Exhibit
---------   -------------------------
    * 3.1   Certificate of Incorporation of VCT Acquisitions II, Inc. - Dated June 4, 1991

    * 3.2   Restated Certificate of Incorporation of VCT Acquisitions II, Inc. - Dated September 13, 1991

    * 3.3   Certificate of Amendment of Restated Certificate of Incorporation - November 6, 1991

    * 3.4   Bylaws of Veridien Corporation - 1998 as amended to date

    * 3.5   Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and
            Restrictions of Series B Convertible Preferred Stock - Dated September 11, 1998

    * 3.6   Certificate of Designation - Dated April 3, 1995

    * 3.7   Certificate of Amendment to the Certificate of Incorporation - Dated February 16, 1996

      3.8   Certificate of Amendment of Restated Certificate of Incorporation

    * 4.1   Debenture Sample

    * 4.2   General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. -
            Dated October 19, 1995

    * 4.3   Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. -
            Dated October 19, 1995

    * 4.4   General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. -
            Dated October 19, 1995

    * 4.5 Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation - Series I - Dated October 19, 1995

    * 4.6 Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation - Series II - Dated October 19, 1995

    * 4.7   Warrant to purchase Common Stock Series I and Series II - Dated
            December 12, 1995

    * 4.8   Common Stock Purchase Warrant: $0.135 per share -
            Dated June 10, 1998

   * 10.1   Building Lease

   * 10.2   Canadian Licensing Agreement - Dated February 28, 1998

   * 10.3   Contract Fill and Sub-lease Agreement with Horizon Pharmaceuticals, Inc. - Dated
            August 1, 1998

   * 10.4   Trademark - Virahol

   * 10.5   Trademark - Viraguard

   * 10.6   Trademark - Viragel

   * 10.7   Trademark - Vira - CD7

   * 10.8   Australian Patent No. 667,930/Sterihol

   * 10.9   Australian Patent No. 628,932/Virahol

     * 10.10  Canadian Patent No. 1,337,329/Virahol
     * 10.11  Mexican Patent No. 185,884/Virahol
     * 10.12  U.K. Patent No. 2,294,639/Virahol
     * 10.13  U.K. Patent No. 2,245,171/Virahol
     * 10.14  U.S. Patent No. 5,405,602/Sterihol
     * 10.15  U.S. Patent No. 5,145,663/Virahol
     * 10.16  U.S. Patent No. 5,441,723/Virahol
     * 10.17  U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical
              Sterilant
     * 10.18  New Zealand Patent No. 269,419/Virahol
    ** 10.19  Employment Agreement with Paul Simmons
    ** 10.20  Employment Agreement with Andrew T. Libby, Jr.
   *** 10.21  Norpak Manufacturing Inc. Agreement
  **** 10.22  Consulting Agreement with Kenneth J. Chester
  **** 10.23  Option Agreement re: Purchase of SunSwipe, Inc.
  **** 10.24  Consulting Agreement with Robert P. Belling
 ***** 10.25  Scott R. Dotson Agreement
       10.26  Trademark - Veridien
       10.27  Australian Patent No. 695,346/Virahol (DSII)
       10.28  U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator
       10.29  U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center
       10.30  U.S. Patent No. 5,925,052/Umbilical Surgical Scissors
       10.31  U.S. Patent No. 5,985,929/Cold Chemical Sterilant
       10.32  Canadian Patent No. 2,166,810/Virahol (DSII)
       10.33  Trademark and Design - Viraguard
      * 21.1  Subsidiaries
        21.2  Subsidiaries (as of December 31, 2000)

    *   Exhibit filed with Form 10-SB dated March 12, 1999
   **   Exhibit filed with Amendment No. 1 to Form 10-SB
  *** Exhibit filed with Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1999
 ****   Exhibit filed with Form 10-KSB for the fiscal year ended
        December 31, 1999
*****   Exhibit filed with Form 10-QSB for the quarter ended March 31, 2000

REPORTS ON FORM 8-K

No Forms 8-K were filed.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION



By    /s/ Sheldon C. Fenton, C.E.O., President
   ----------------------------------------------
          Sheldon C. Fenton, C.E.O., President


Date       March 30, 2001
    ---------------------------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By    /s/ Sheldon C. Fenton, C.E.O.
   ----------------------------------------------------------
          Sheldon C. Fenton, C.E.O.


Date       March 30, 2001
    ---------------------------------------------



By    /s/ Kenneth J. Chester, C.O.O.
   ----------------------------------------------------------
          Kenneth J. Chester, C.O.O.


Date       March 30, 2001
    ---------------------------------------------------------



By    /s/ Russell D. Van Zandt, Chairman of the Board of Directors
   ---------------------------------------------------------------
          Russell D. Van Zandt, Chairman of the Board of Directors


Date       March 30, 2001
    ---------------------------------------------------------



By    /s/ Rene A. Gareau, Vice Chairman of the Board of Directors
   --------------------------------------------------------------
          Rene A. Gareau, Vice Chairman of the Board of Directors


Date       March 30, 2001
    ---------------------------------------------------------



By    /s/ Martin E. Kovnats, Director
   ----------------------------------------------------------
          Martin E. Kovnats, Director


Date       March 30, 2001
    ---------------------------------------------------------