Form 10QSB
period 2001-03-31
VERIDIEN CORP
filed 2001-05-15
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from              to
                                                 ------------    --------------
                  Commission file number       000-25555
                                        ---------------------------------------


                              Veridien Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                       59-3020382
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

 2875 MCI Drive, Pinellas Park, Florida                   33782-6105
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (727) 576-1600
--------------------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)


         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                                TABLE OF CONTENTS


                                                                                         Pages

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................................   3-6
          Notes to Financial Statements................................................   7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................... 10-13

PART II   OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities..............................................    14

Item 5.   Other Information............................................................    14

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                      March 31, 2001 and December 31, 2000


                                                                  March 31, 2001      December 31, 2000
                                                                  --------------      -----------------
Current assets:
Cash                                                                $     24,495        $     20,960
Accounts receivable - trade
  Less allowance for doubtful accounts of
    $50,479 and $48,000 respectively                                     118,226             111,679
Inventory                                                                408,141             191,353
Note receivable                                                           15,000              15,000
Prepaid expenses and other current assets                                 47,658              37,196
Licensing fees receivable                                                    -0-              49,997
                                                                    ------------        ------------
 Total current assets                                                    613,520             426,185
Property and equipment:
  Furniture and fixtures                                                 416,655             416,655
  Leasehold improvements                                                  85,303              85,303
                                                                    ------------        ------------
                                                                         501,958             501,958
Less accumulated depreciation                                            460,525             456,188
                                                                    ------------        ------------
                                                                          41,433              45,769
Other Assets:
  Investment in common stock, cost basis                                 400,000             400,000
  Investment in common stock restricted, cost basis                      376,686             376,686
  Patents, less accumulated amortization of
    $490,503 and $489,594, respectively                                   23,879              24,788
  Loan costs, less accumulated amortization of
    $77,793 and $77,793 respectively                                         -0-                 -0-
  Security deposits and other assets                                      37,693              33,503
                                                                    ------------        ------------
                                                                         838,258             834,977
                                                                    ------------        ------------
                                                                    $  1,493,211        $  1,306,931
                                                                    ============        ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                      March 31, 2001 and December 31, 2000

                                                                March 31, 2001      December 31, 2000
                                                                --------------      -----------------
                             Liabilities and Deficit in Stockholders' Equity

Current liabilities:
   Current capital lease obligations                             $      7,515         $      7,238
   Note payable                                                       607,438              621,840
   Convertible debentures due                                         262,893              372,893
   Accounts payable                                                 1,228,855              701,796
   Accrued compensation                                                 3,580                3,080
   Accrued interest                                                   506,717              490,841
   Other accrued liabilities                                              -0-                9,820
   Customer deposit                                                    84,639               25,139
   Due to stockholders                                                169,366              168,850
                                                                 ------------         ------------
      Total current liabilities                                     2,871,003            2,401,497
Long term liabilities:
    Capital lease obligations less current                             15,274               17,261
    Convertible debentures                                          1,391,215            1,803,215
                                                                 ------------         ------------
Total liabilities                                                   4,277,492            4,221,973
Deficit in Stockholders' Equity:
Undesignated preferred stock, $.001 par value,
   25,000,000 shares authorized
Convertible redeemable preferred stock,
   $10 par value, 100,000 authorized; 6,000 and 6,000
   issued and outstanding at March 31, 2001 and
   December 31, 2000                                                   60,000               60,000
Series B Preferred Stock,
   $.001 par value, 245,344 authorized, 154,163 and
   154,163 issued and outstanding at March 31, 2001
   and December 31, 2000                                                  154                  154
   Common stock - $.001 par value; 200,000,000 shares
   authorized, 149,224,295 and 140,410,349 issued
   and outstanding at March 31, 2001 and December 31, 2000            149,224              140,411
Additional paid-in capital                                         28,769,678           28,205,587
Common stock warrants                                                  26,399               26,399
Accumulated deficit                                               (31,342,593)         (29,686,895)
Current Period Profit/(Loss)                                         (451,343)          (1,655,698)
                                                                 ------------         ------------
                                                                   (2,779,281)          (2,910,042)
Stock subscriptions receivable                                         (5,000)              (5,000)
                                                                 ------------         ------------
Total Stockholders' Deficit                                        (2,784,281)          (2,915,042)
                                                                 ------------         ------------
                                                                 $  1,493,211         $  1,306,931
                                                                 ============         ============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                           For the three months ended
                        March 31, 2001 and March 31, 2000


                                                                 March 31, 2001        March 31, 2000
                                                                 --------------        --------------
Sales                                                            $     122,217         $      81,467
Operating costs and expenses:
   Cost of sales                                                        81,719                65,958
   General, selling, and administrative                                401,759               388,944
   Research and development                                             25,347                55,475
                                                                 -------------         -------------
                                                                       508,824               510,377
                                                                 -------------         -------------
     Loss from operations                                             (386,607)             (428,910)
Other income (expense):
   Interest expense                                                    (68,582)              (69,345)
   Rental income                                                         3,505                26,005
   Miscellaneous                                                           -0-                   -0-
   Interest income                                                         341                 3,845
                                                                 -------------         -------------
                                                                       (64,736)              (39,465)
                                                                 -------------         -------------
Net loss                                                         $    (451,343)        $    (468,405)
                                                                 =============         =============
Net loss per common share                                        $       (.003)        $       (.004)
                                                                 =============         =============
Weighted average share outstanding                                 143,348,331           121,789,519
                                                                 =============         =============

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                           For the three months ended
                        March 31, 2001 and March 31, 2000


                                                                March 31, 2001       March 31, 2000
                                                                --------------       --------------
Cash flows from operating activities:
   Net (loss)                                                    $   (451,343)        $   (468,405)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                                      5,245                5,694
   (Increase) decrease in:
     Accounts receivable                                               (6,547)             (16,477)
      Note receivable                                                     -0-                2,500
      Licensing fees receivable                                        49,997                  -0-
      Prepaid and other current assets                                (10,462)             (23,709)
     Inventories                                                     (216,788)            (215,369)
      Other assets                                                     (4,190)             (43,927)
   Increase (decrease) in:
     Accounts payable and accrued expenses                            526,503               89,056
     Due to Stockholders                                                  516                  516
      Customer Deposits                                                59,500                 (772)
                                                                 ------------         ------------
Net cash (used) by operating activities:                              (47,369)            (670,893)

Cash flow from investing activities:
   Investment in subsidiaries                                             -0-              (47,211)
   Purchases of property and equipment                                    -0-                  -0-
                                                                 ------------         ------------
Net cash (used) by investing activities                                   -0-              (47,211)

Cash flow from financing activities:
   Proceeds from convertible debentures                                   -0-            1,347,000
   Net proceeds from borrowings                                      (522,000)            (317,000)
   Proceeds from issuance of preferred and common stock               572,904              451,019
                                                                 ------------         ------------
Net cash provided by financing activities                              50,904            1,481,019

Net increase/(decrease) in cash                                         3,535              762,915

Cash at beginning of quarter                                           20,960                6,734
                                                                 ------------         ------------

Cash at end of quarter                                           $     24,495         $    769,649
                                                                 ============         ============


  With regard to commitments and contingencies at March 31, 2001, there are no material changes from the financial statement footnotes as presented
                               December 31, 2000.

                              VERIDIEN CORPORATION
                                       AND
                                  SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31,
2001

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10Ksb filed with the SEC in March 2001.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying unaudited interim consolidated financial statements follows.

1.  PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the company and its subsidiaries, each of which is wholly-owned.

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

4. INVENTORIES

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2001, raw materials and finished goods amounted to approximately $408,141.

5. RECLASSIFICATION

Certain reclassifications have been made to the December 31, 2000 audited consolidated financial statements to be in conformity with the March 31, 2001 unaudited interim financial statements.

6.  NET LOSS PER SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 143,348,331 and 121,789,519 for the quarter ending March 31, 2001 and 2000, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying unaudited interim consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2000 and included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and March 31, 2000, respectively. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $31.8 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders' equity of $2.8 million, a deficit in working capital of $2.3 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


FIRST QUARTER - MARCH 31, 2001 COMPARED WITH MARCH 31, 2000

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

The Corporation has incurred losses since its incorporation. At March 31, 2001, the Corporation had an accumulated deficit of $31,793,936. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULT OF OPERATIONS


         FIRST QUARTER ENDED MARCH 31, 2001 VS. FIRST QUARTER ENDED MARCH 31,
2000

                                          First Quarter                   Percentage of
                                             March 31                      Net Revenue
                                        2001          2000             2001           2000
Net Sales                            $ 122,217     $  81,467           100%           100%
Cost of Goods Sold                      81,719        65,958            67%            81%
Gross Profit                            40,498        15,509            33%            19%

Operating Expenses:
General, Selling & Administrative      401,759       388,944           329%           477%
Research & Development                  25,347        55,475            21%            68%
(Loss) from Operations                (386,607)     (428,910)         (316)%         (526)%
Other Income (Expense) Net             (64,736)      (39,465)          (53)%          (48)%
Net (Loss) Before Taxes               (451,343)     (468,405)         (369)%         (575)%
Income Taxes                               -0-           -0-             0%             0%
Net (Loss)                           $(451,343)    $(468,405)         (369)%         (575)%


Consolidated gross revenues for first quarter 2001 increased by $14,746 or 13% to $126,063 compared with $111,317 in first quarter 2000.

- Gross revenue from product sales increased for first quarter 2001 by $40,750 or 50% to $122,217 compared with $81,467 in first quarter 2000. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers which management believes will significantly increase sales during the second, third and fourth quarters of Year 2001. Our goal is to continue to expand our product line which provides a broad range of non-toxic infection control and health and beauty products for our customers. We anticipate our new products, which are scheduled during various releases this year, will generate new revenue this year and future years.

- Gross rental income decreased for first quarter 2001 decreased by $22,500 or 87% to $3,505 compared with $26,005 in first quarter 2000. A portion of the company's leased 38,000 square foot manufacturing facility is subleased to medical supply company.

- Interest income for first quarter 2001 decreased by $3,504 or 91% to $341 compared with $3,845 in first quarter 2000.

Consolidated gross expenses for first quarter 2001 decreased by $2,315 or .4% to $577,407 compared with $579,722 in first quarter 2000.

- The cost of goods sold for first quarter 2001 increased by $15,761 or 24% to $81,719 compared with $65,958 in first quarter 2000. The cost of goods ratio as a percentage of sales was 67% in first quarter 2001 compared to 81% in first quarter 2000. The decrease in the cost of sales resulted primarily from sale of a product mix with higher margins. The Company continues to improve margins.

- General, selling, and administrative expenses for first quarter 2001 increased by $12,815 or 3% to $401,759 compared with $388,944 in first quarter 2000. The decrease that affected general and administrative costs were associated with professional consulting and accounting fees for first quarter 2001 that decreased by 48% to $72,630 compared with $140,766 in first quarter 2000. During first quarter 2001, sales expense increased by 101% to $112,653 compared with $57,478 in first quarter 2000. This increase was due to the increased attendance at trade shows and sales representatives' commissions.

- Research and development for first quarter 2001 decreased by $30,128 or 54% to $25,347 compared with $55,475 in first quarter 2000. The decrease was due primarily to the reduction of lab assistants in the microbiology and chemistry labs. Our microbiology and chemistry laboratory continues to focus on broadening the range of claims we can assert for our existing products. We are also focusing on testing new products for commercialization.

- Interest expense for first quarter 2001 decreased by $763 or 1% to $68,582 compared with $69,345 in first quarter 2000. The decrease in interest expense was due primarily to the conversion of Convertible Debentures during first quarter 2001.

- Operating losses decreased to $451,343 first quarter 2001 from $468,405 in first quarter 2000. This represented a 4% decrease in operating losses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2001 and March 31, 2000 we had working capital deficits of approximately $2,257,483 and $ 1,556,612 respectively. Our independent certified public accountants stated in their report on the 2000 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and changed our product mix such that the company has achieved improved profit margins throughout the first quarter of 2001. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During the three months ended March 31, 2001 we borrowed $ 338,000 in short term loans.

- During the three months ended March 31, 2001 20 Convertible Debentures with principal balances of $522,000 and accrued interest of $50,907 were converted into 8,813,946 shares of common stock at a conversion rate of $0.065 per share.

- During the three months ended March 31, 2001, accounts receivable increased by $6,547 to $118,226 from $111,679 at December 31, 2000.

- During the three months ended March 31, 2001, inventory increased by 113% to $408,141 compared with $191,353 at December 31, 2000. The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels. SunSwipe inventory currently accounts for 55% of our total inventory.

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

- As of May 9, 2001, we have cash of approximately $68,000 and during May and June, we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

- We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

- If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. During the second quarter 2000 Veridien began utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien's gel products, another the liquid products, the third the canister products and the fourth the SunSwipe(TM) product line. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II
                                OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have been in technical default on our Loan and Security Agreement since March 1996. As of March 31, 2001, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $519,340 and $149,802 of accrued interest. Although the lender has not waived compliance regarding the loan criteria they are currently in agreement with deferral of the payment of interest and agreed in the fourth quarter of 2000 to extend the loan due date for one year from November 18, 2000 to November 18, 2001.

ITEM 5.   OTHER INFORMATION

On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our current landlord expires on May 18, 2001 and the company will be moving into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Veridien Corporation
                                         ---------------------------------------
                                                     (Registrant)

Date   May 15, 2001                      By      /s/ Sheldon C. Fenton
      ----------------------               -------------------------------------
                                                Sheldon C. Fenton
                                                Chief Executive Officer


Date  May 15, 2001                       By      /s/ Kenneth J. Chester
      ----------------------               -------------------------------------
                                                 Kenneth J. Chester
                                                 Chief Operating Officer