Form 10QSB
period 2001-06-30
VERIDIEN CORP
filed 2001-08-14
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001
                                        -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number                      000-25555
                                     -------------------------------------------


                              Veridien Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                   Delaware                                 59-3020382
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

2875 MCI Drive, Suite B, Pinellas Park, Florida               33782
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

Yes [X] No [ ]

                                TABLE OF CONTENTS

                                                                     Pages
                                                                     -----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ......................................    3-6
         Notes to Financial Statements .............................    7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................  10-17



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .........................................  17-18

Item 3.  Defaults Upon Senior Securities ...........................     18

Item 5.  Other Information .........................................     18

PART I FINANCIAL INFORMATION

ITEM 1.
                              FINANCIAL STATEMENTS
                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 2001 and December 31, 2000

                                                             June 30,      December 31,
                                                               2001            2000
                                                           ------------    ------------
                       Assets

Current Assets:
       Cash                                                $     31,172    $     20,960
       Accounts receivable - trade
       Less allowance for doubtful account of
             $35,540 and $48,000 respectively                   326,538         111,679
       Licensing fees receivable                                    -0-          49,997
       Inventory                                                682,435         191,353
       Note receivable                                           15,000          15,000
       Prepaid expenses and other current assets                 81,736          37,196
                                                           ------------    ------------
             Total current assets                             1,136,881         426,185

Property and equipment:
       Furniture and fixtures                                   391,280         416,655
       Leasehold improvements                                       -0-          85,303
                                                           ------------    ------------
                                                                391,280         501,958
Less accumulated depreciation                                   370,499         456,189
                                                           ------------    ------------
                                                                 20,781          45,769
Other Assets:
       Investment in common stock, cost basis                   400,000         400,000
       Investment in common stock restricted, cost basis        253,500         376,686
       Patents less accumulated amortization
             of $491,403 and $489,594 respectively               22,979          24,788
       Loan costs, less accumulated amortization
             of $77,793 and $77,793 respectively                    -0-             -0-
       Security deposits and other assets                        35,038          33,503
                                                           ------------    ------------
                                                                711,517         834,977
                                                           ------------    ------------
             Total assets                                  $  1,869,179    $  1,306,931
                                                           ============    ============







               See accompanying notes to the financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                       June 30, 2001 and December 31, 2000

                                                             June 30,      December 31,
                                                               2001            2000
                                                           ------------    ------------
Liabilities and Deficit in Stockholders' Equity

Current liabilities:
     Current capital lease obligations                     $      7,066    $      7,238
     Note payable                                               554,052         621,840
     Convertible debentures due                                 262,893         372,893
     Accounts payable                                         1,793,436         701,796
     Accrued compensation                                        11,556           3,080
     Accrued interest                                           571,316         490,841
     Other accrued liabilities                                   10,511           9,820
     Customer deposits                                           27,345          25,139
     Due to stockholders                                        169,366         168,850
                                                           ------------    ------------
       Total current liabilities                              3,407,541       2,401,497

Long-term liabilities:
     Capital lease obligations less current                      13,938          17,261
     Convertible debentures                                   1,476,215       1,803,215
                                                           ------------    ------------
        Total long-term liabilities                           1,490,153       1,820,476
                                                           ------------    ------------

        Total liabilities:                                    4,897,694       4,221,973
Deficit in Stockholders' Equity:
    Undesignated preferred stock, $.001 par
        value, 25,000,000 shares authorized Convertible
        redeemable preferred stock, $10 par value,
        100,000 authorized; 6,000 and 6,000 issued
        and outstanding at June 30, 2001 and
        December 31, 2000                                        60,000          60,000
    Series B Preferred Stock, $.001 par value, 245,344
        authorized, 162,841 and 154,163 issued and
        outstanding at June 30, 2001 and
        December 31, 2000                                           163             154
    Common Stock - $.001 par value; 200,000,000 shares
        authorized, 154,224,295 and 140,410,349 shares
        issued and outstanding at June 30, 2001 and
        December 31, 2000                                       154,224         140,411
    Additional paid-in capital                               28,917,946      28,205,587
    Common stock warrants                                        26,399          26,399
    Accumulated deficit                                     (31,342,593)    (29,686,895)
    Current period profit/(loss)                               (839,654)     (1,655,698)
                                                           ------------    ------------
                                                             (3,023,515)     (2,910,042)
    Stock subscriptions receivable                               (5,000)         (5,000)
                                                           ------------    ------------
        Total stockholders' deficit                          (3,028,515)     (2,915,042)
                                                           ------------    ------------
                                                           $  1,869,179    $  1,306,931
                                                           ============    ============


                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                       2001             2000             2001             2000
                                                  -------------    -------------    -------------    -------------
Sales                                             $     463,673    $     840,879    $     585,890    $     922,346

Operating costs and expenses:
       Cost of sales                                    307,324          712,802          389,043          778,760
       General, selling, and
            administrative                              408,719          373,049          810,477          761,993
       Research and Development                          11,799           45,759           37,146          101,234
                                                  -------------    -------------    -------------    -------------
                                                        727,842        1,131,610        1,236,666        1,641,987
                                                  -------------    -------------    -------------    -------------
Loss from Operations                                   (264,169)        (290,731)        (650,776)        (719,641)

Other income (expense):
       Interest expense                                 (66,424)         (80,400)        (135,006)        (149,744)
       Rental income                                      1,846           26,005            5,351           52,010
       Interest income                                      456            6,377              797           10,222
       Sale of labs and equipment                        85,000              -0-           85,000              -0-
       Sale of cash credits                             129,000              -0-          129,000              -0-
       Loss on disposal of assets                       (21,834)             -0-          (21,834)             -0-
       Write-down in investment in
              common stock, restricted                 (252,186)             -0-         (252,186)             -0-
                                                  -------------    -------------    -------------    -------------
                                                       (124,142)         (48,018)        (188,878)         (87,512)
Loss before elimination of
       minority interest                               (388,311)        (338,749)        (839,654)        (807,153)

Elimination of minority interest                            -0-           (9,166)             -0-           (9,166)
                                                  -------------    -------------    -------------    -------------
Net loss                                          $    (388,311)   $    (347,915)   $    (839,654)   $    (816,319)
                                                  =============    =============    =============    =============
Net loss per common share                         $       (.003)   $      (0.003)   $       (.006)   $      (0.006)

Weight average share outstanding                    148,820,706      125,655,255      147,244,809      125,655,255







                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                            For the six months ended
                         June 30, 2001 and June 30, 2000

                                                            June 30,       June 30,
                                                              2001           2000
                                                          -----------    -----------
Cash flows from operating activities:
   Net (loss)                                             $  (839,654)   $  (816,319)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                              8,500         11,388
     Minority Interest                                            -0-          9,166
   (Increase) decrease in:
     Accounts receivable                                     (214,859)      (199,278)
     Note receivable                                              -0-          2,500
     Licensing fees receivable                                 49,997
     Prepaid and other current assets                         (44,540)        (6,353)
     Inventories                                             (491,082)      (196,377)
     Other assets                                             121,651        (52,000)
   Increase (decrease) in:
     Accounts payable and accrued expenses                  1,109,999         47,730
     Due to Stockholders                                          516          1,032
     Customer Deposits                                          2,206         (8,232)
                                                          -----------    -----------
Net cash (used) by operating activities:                     (297,266)    (1,206,743)

Cash flow from investing activities:
   Investment in subsidiaries                                     -0-        (68,502)
   Net purchases and disposal of property and equipment        18,297         (1,694)
                                                          -----------    -----------
Net cash (used) by investing activities                        18,297        (70,196)

Cash flow from financing activities:
   Proceeds from convertible debentures                        85,000      1,332,000
   Net proceeds from borrowings                              (522,000)      (646,218)
   Proceeds from issuance of preferred and common stock       726,181        919,127
                                                          -----------    -----------
Net cash provided by financing activities                     289,181      1,604,909

Net increase/(decrease) in cash                                10,212        327,970

Cash at beginning of year                                      20,960          6,734

Cash at end of quarter                                    $    31,172    $   334,704
                                                          ===========    ===========




                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                       AND
                                  SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30,
2001:

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

2.  INVENTORIES

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2001, raw materials and finished goods amounted to approximately $682,435.

3.  RECLASSIFICATION

Certain reclassifications have been made to the December 31, 2000 audited consolidated financial statements to be in conformity with the June 30, 2001 unaudited interim financial statements.

4.  NET LOSS PER SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 148,820,706 and 125,655,255 for the quarter ending June 30, 2001 and 2000, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying unaudited interim consolidated financial statements of the Company as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and June 30, 2000, respectively. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $32 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders' equity of $3 million, a deficit in working capital of $2.3 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - INVESTMENT IN EQUITY AND SALE OF CASH CREDITS

On May 4, 2001 the Company exchanged cash credits with a stated value of $129,000 for 430,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $129,000 of other income from this transaction which represents the fair market value of the assets. The investment in the common shares was recorded at the cost of $129,000 and has not been recognized as a marketable security due to the restrictions that exist on its disposition. Therefore no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER - JUNE 30, 2001 COMPARED WITH JUNE 30, 2000, AND SIX-MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

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

The Corporation has incurred losses since its incorporation. At June 30, 2001, the Corporation had an accumulated deficit of $32,182,247. The Corporation has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

    SECOND QUARTER ENDED JUNE 30, 2001 VS. SECOND QUARTER ENDED JUNE 30, 2000

                                         Second Quarter        Percentage of
                                             June 30,           Net Revenue
                                       2001         2000       2001     2000
Net Sales                           $ 463,673    $ 840,879     100%     100%
Cost of Goods Sold                    307,324      712,802      66%      85%
Gross Profit                          156,349      128,077      34%      15%

Operating Expenses:
General, Selling & Administrative     408,719      373,049      88%      44%
Research & Development                 11,799       45,759       3%       5%

(Loss) from Operations               (264,169)    (290,731)    (57)%    (35)%

Other Income (Expense) Net           (124,142)     (48,018)    (27)%     (6)%

(Loss) Before Minority Interest      (388,311)    (338,749)    (84)%    (40)%
Elimination of Minority Interest            0       (9,166)      0%      (1)%

Net (Loss) Before Taxes              (388,311)    (347,915)    (84)%    (41)%
Income Taxes                                0            0       0%       0%
Net (Loss)                          $(388,311)   $(347,915)    (84)%    (41)%

SECOND QUARTER - JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

Consolidated gross revenues for second quarter 2001 decreased by $193,286 or 22%, to $679,975 compared with $873,261 in second quarter 2000.

- Gross revenue from product sales decreased for second quarter 2001 by $377,206, or 45%, to $463,673 compared with $840,879 in second quarter 2000. During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The decrease in sales revenue was due primarily to the decrease in the sales of low margin raw material canisters; however, our SunSwipe(TM) sales increased by 454% compared to second quarter 2000.

- Gross rental income for second quarter 2001 decreased by $24,159, or 93% to $1,846 compared with $26,005 in second quarter 2000. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion and we will no longer be sub-letting space and earning rental income.

- Interest income for second quarter 2001 decreased by $5,921 or 93% to $456 compared with $6,377 in second quarter 2000. The decrease in interest income is due primarily to a decreased daily cash balance earning interest.

- Additionally, other income for second quarter 2001 increased $214,000. An amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. All testing and research is done off site on an as needed basis which lowers cost of overhead. An amount of $129,000 was recognized for the sale of cash credits with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of 23,000 cash credits still remains with SGD International.

Consolidated gross expenses for second quarter 2001 decreased by $143,724, or 12%, to $1,068,286 compared with $1,212,010 in second quarter 2000.

- The cost of goods sold for second quarter 2001 decreased by $405,478, or 57% to $307,324 compared with $712,802 in second quarter 2000. The decrease in the cost of sales resulted primarily from decreased sales of 45% over the same period of 2000 with an offsetting increase in profit margins on specific new products. There was a decrease in the cost of goods ratio as a percentage of sales to 66% in second quarter 2001 compared to 85% in second quarter 2000. The Company is continuing to work towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for second quarter 2001 increased by $35,670 or 10% to $408,719 compared with $373,049 during the same period of 2000. The increases that affected general and administrative costs were associated with an increase in administrative personnel for second quarter 2001 that increased wage expenses by 102% to $72,429 compared with $35,906 in second quarter 2000. Additionally, during second quarter 2001, sales expenses increased by 92% to $113,035 compared with $58,796 in second quarter 2000. Deceases that affected general and administrative costs were associated with professional service expenses for second quarter 2001 that decreased by 54% to $61,610 compared with $134,203 in second quarter 2000.

- Research and development expenses for second quarter 2001 decreased by $33,960, or 74% to $11,799 compared with $45,759 in second quarter 2000. The decrease can be contributed primarily to the closure and sale of the chemistry and microbiology labs in May 2001. The labs and other equipment were sold to a foreign manufacturing company for $85,000. The Company has all testing and research processed off site on an as needed basis.

- Interest expense for second quarter 2001 decreased by $13,976, or 17% to $66,424 compared with $80,400 in second quarter 2000. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

- Additionally, other expenses for second quarter 2001 increased $274,020. An amount of $21,834 was recognized for a loss on sale and disposal of assets during the Companies relocation. An amount of $252,186 is recognized as a write down of investment in common stock, restricted. The Companies investment in restricted common shares of HQNT were valued at fair market value as of June 30, 2001.

- Operating losses increased to $388,311 second quarter 2001 from $347,915 in second quarter 2000. This represented a 12% increase in operating losses.



        SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000


                                        Six Months ended       Percentage of
                                             June 30,           Net Revenue
                                       2001         2000       2001     2000
Net Sales                           $ 585,890    $ 922,346     100%     100%
Cost of Goods Sold                    389,043      778,760      66%      84%
Gross Profit                          196,847      143,586      34%      16%

Operating Expenses:
General, Selling & Administrative     810,477      761,993     138%      83%
Research & Development                 37,146      101,234       6%      11%

(Loss) from Operations               (650,776)    (719,641)   (111)%    (78)%

Other Income (Expense) Net           (188,878)     (87,512)    (32)%     (9)%

(Loss) Before Minority Interest      (839,654)    (807,153)   (143)%    (88)%
Elimination of Minority Interest            0       (9,166)      0%      (1)%

Net (Loss) Before Taxes              (839,654)    (816,319)   (143)%    (89)%
Income Taxes                                0            0       0%       0%
Net (Loss)                          $(839,654)   $(816,319)   (143)%    (89)%


SIX-MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS PRIOR YEAR ENDED JUNE 30, 2000

Consolidated gross revenues for the six months ended June 30, 2001 decreased by $178,540, or 18%, to $806,038, compared with $984,578 during the same period of 2000.

- Gross revenue from product sales decreased for the first six months of 2001 by $336,456, or 36%, to $585,890 compared with $922,346 in 2000. During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The decrease in sales revenue was due primarily to the decrease in the sales of low margin raw material canisters; however, our SunSwipe(TM) sales increased by 526% compared to the first six months of 2000.

- Gross rental income for the six months ended June 30, 2001 decreased by $46,659, or 90% to $5,351 compared with $52,010 in the same period of 2000. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion and we will no longer be sub-letting space and earning rental income.

- Interest income for the first six months of 2001 decreased by $9,425 or 92% to $797 compared with $10,222 during the same period of 2000. The decrease in interest income is due to a decreased daily cash balance earning interest.

- Additionally, other income for six months of 2001 increased $214,000. An amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. All testing and research is done off site on an as needed basis which lowers cost of overhead. An amount of $129,000 was recognized for the sale of cash credits with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of 23,000 cash credits still remains with SGD International.

Consolidated gross expenses for the first six months of 2001 decreased by $146,039, or 8%, to $1,645,692 compared with $1,791,731 during the same period of 2000.

- The cost of goods sold for the six months ended June 30, 2001 decreased by $389,717, or 50% to $389,043 compared with $778,760 during the same period of 2000. The decrease in the cost of sales resulted primarily from decreased sales at 36% over the same period of 2000 with an offsetting increase in profit margins on specific new products. There was a decrease in the cost of goods ratio as a percentage of sales to 66% during the current year 2001 compared to 84% in the same period of 2000. The Company is continuing to work towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for six months ended June 30,2001 increased by $48,484, or 6% to $810,477 compared with $761,993 during the same period of 2000.

     The increases that affected general and administrative costs were associated with an increase in administrative personnel for second quarter 2001 that increased wage expenses by 54% to $138,902 compared with $89,996 in second quarter 2000. Additionally, during second quarter 2001, sales expenses increased by 94% to $225,686 compared with $116,501 in second quarter 2000. Deceases that affected general and administrative costs were associated with professional service expenses for second quarter 2001 that decreased by 51% to $134,240 compared with $274,969 in second quarter 2000.

- Research and development expenses for the first six months of 2001 decreased by $64,088, or 63% to $37,146 compared with $101,234 during the same period of 2000. The decrease can be contributed primarily to the closure of the chemistry and microbiology labs in May 2001. The labs and other equipment were sold to a foreign manufacturing company for $85,000. The Company has all testing and research processed off site on an as needed basis.

- Interest expense for the first six months of 2001 decreased by $14,738, or 10% to $135,006 compared with $149,744 during the same period of 2000.

- Additionally, other expenses for the first six months of 2001 increased $274,020. An amount of $21,834 was recognized for a loss on sale and disposal of assets during the Companies relocation. An amount of $252,186 is recognized as a write down of investment in common stock, restricted. The Companies investment in restricted common shares of HQNT were valued at fair market value as of June 30, 2001.

- Operating losses increased to $839,654 during the first six months of 2001 from $816,319 during the same period of 2000. This represented a less than 3% increase in operating losses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30, 2001 and June 30, 2000 we had working capital deficits of approximately $2,270,660 and $1,427,289 respectively. Our independent certified public accountants stated in their report on the 2000 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and changed our product mix such that the company has achieved improved profit margins throughout the first and second quarters of 2001. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During the six months ended June 30, 2001 we borrowed $433,000 in short term loans.

- During the second quarter 2001 we issued a three year Convertible Debenture in the amount of $35,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into common share of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $ 0.05. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.035. As of August 2001 we are continuing to generate funding through the continuation of private placement efforts.

- During the second quarter 2001 we utilized public relations services for which we issued common stock value at $3,500.

- During the second quarter 2001 we contracted with a shareholder relations firm to assist us with disseminating information on our company to the financial community. As remuneration for services provided the company agreed to take Veridien common stock. The contract is for a six month period May 12 to November 12, 2001 and the company was issued common stock valued at $45,000.

- During the second quarter 2001, $89,776 of the Loan and Security Agreement principal was converted by the holder to 8,678 shares of Series B Preferred Stock and 3,000,000 shares of Common Stock.

- During the second quarter 2001 the owner of Sunswipe Inc. with whom Veridien had previously contracted to purchase a 50% interest in the SunSwipe(TM) product line, agreed to relinquish all right, title and interest in the SunSwipe(TM) product line to Veridien in exchange for a 2 year employment contract which in addition to a salary and commissions entitles him to 1,000,000 common shares of Veridien and to warrants (vesting over the term of the contract) to purchase a further 1,000,000 shares at $0.08. As a result, The SunSwipe Corporation L.L.C. is now a 100% wholly owned subsidiary of Veridien Corporation. This agreement also relieves Veridien of any responsibility under the previous agreement with Sunswipe Inc.

- During the first quarter 2001 we issued a three year Convertible Debenture in the amount of $50,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into common share of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $ 0.05 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10.

- During the three months ended March 31, 2001 20 Convertible Debentures with principal balances of $522,000 and accrued interest of $50,907 were converted into 8,813,946 shares of common stock at a conversion rate of $0.065 per share.

- During the six months ended June 30, 2001, accounts receivable increased by $214,859 to $326,538 from $111,679 at December 31, 2000. This increase can be attributed to increasing sales of SunSwipe(TM) product.

- During the six months ended June 30, 2001, inventory increased by 257% to $682,435 compared with $191,353 at December 31, 2000. The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels. SunSwipe(TM) inventory currently accounts for 74% of our total inventory.

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

- As of August 1, 2001, we have cash of approximately $36,664 and during August and September, we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

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


PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2001 Veridien Corporation was served with a COMPLAINT that was filed with the Circuit Court of the 15th Judicial Circuit in and for Palm Beach Florida. The Plaintiff is Unico International Trading Corp., a Florida corporation. The named Defendants are Veridien Corporation, Sheldon C. Fenton and Kenneth J. Chester. The Plaintiff's action claims and seeks relief for (i) $110,734.80 he states is owed for goods sold and delivered, (ii) an additional $789,091 for goods sold pursuant to certain agreements; the delivery of which was canceled by the Defendants, and (iii) $22,500 for the production of molds for which he alleges there was a verbal agreement between the parties. On July 6, 2001 the Defendants filed a MOTION TO STRIKE, OR IN THE ALTERNATIVE, MOTION TO DISMISS AND FOR SANCTIONS. This motion asks the court to strike the pleading of the Plaintiff as wholly inadequate on its face or in the alternative dismiss the action for failure to state a cause of action against the individual plaintiffs, failure to properly allege jurisdiction and failure to name the correct parties and award them as sanctions for such clear failure to plead within the Florida Rules of Civil Procedure, all of their costs and fees in relationship with its defense of this mater. Veridien claims the parties named as Defendants did not have a contractual relationship with the Plaintiff as broadly alleged in the Complaint and that Veridien Corporation has no debt obligation to the Plaintiff. The Motion to Strike remains before the Courts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have been in technical default on our Loan and Security Agreement since March 1996. As of June 30, 2001, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $429,564 and $162,681 of accrued interest. Although the lender has not waived compliance regarding the loan criteria they are currently in agreement with deferral of the payment of interest and agreed in the fourth quarter of 2000 to extend the loan due date for one year from November 18, 2000 to November 18, 2001.

ITEM 5. OTHER INFORMATION

We have contracted with a Canadian manufacturing company who both produces and arranges for sub-contracting of production of our SunSwipe(TM) products for us. Majority ownership (directly or indirectly) of this company is held by members of Sheldon C. Fenton's family or by entities of which they are officers or directors. This year we entered into a financial arrangement with the manufacturer under the terms of which they supply Veridien with inventory and they retain a security interest in the inventory until it is sold. A resolution to approve and endorse this arrangement was unanimously passed by Veridien's Board of Directors.

On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our current landlord expired on May 18, 2001 and the company moved to the new location at that time. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Veridien Corporation
                                   ---------------------------------------------
                                                  (Registrant)



Date  August 14, 2001               By /s/ Sheldon C. Fenton
      ---------------                  -----------------------------------------
                                       Sheldon C. Fenton
                                       Chief Executive Officer





Date  August 14, 2001               By /s/ Kenneth J. Chester
      ---------------                  -----------------------------------------
                                       Kenneth J. Chester
                                       Chief Operating Officer