Form 10QSB
period 2001-09-30
VERIDIEN CORP
filed 2001-11-14
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number 000-25555
                                ---------

                              Veridien Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                          59-3020382
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida                    33782
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (727) 576-1600
-------------------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................10-17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................18

Item 3.  Defaults Upon Senior Securities..............................................................18

Item 5.  Other Information............................................................................18

PART I  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS
                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)
                    September 30, 2001 and December 31, 2000

                       Assets                                                      September 30, 2001     December 31, 2000
                       ------                                                      ------------------     -----------------
Current Assets:
       Cash                                                                            $     41,270          $     20,960
       Accounts receivable - trade
       Less allowance for doubtful account of
             $40,872 and $48,000 respectively                                               237,333               111,679
       Licensing fees receivable                                                                -0-                49,997
       Inventory                                                                            635,877               191,353
       Note receivable                                                                       15,000                15,000
       Marketable securities                                                                124,500                   -0-
       Prepaid expenses and other current assets                                             40,817                37,196
                                                                                       ------------          ------------
             Total current assets                                                         1,094,797               426,185

Property and equipment:
       Furniture and fixtures                                                               390,217               416,655
       Leasehold improvements                                                                   -0-                85,303
                                                                                       ------------          ------------
                                                                                            390,217               501,958
Less accumulated depreciation                                                               374,296               456,189
                                                                                       ------------          ------------
                                                                                             15,921                45,769
Other Assets:
       Investment in common stock, cost basis                                               400,000               400,000
       Investment in common stock restricted, cost basis                                    129,000               376,686
       Patents less accumulated amortization
             of $492,303 and $489,594 respectively                                           22,079                24,788
       Loan costs, less accumulated amortization
             of $77,793 and $77,793 respectively                                                -0-                   -0-
       Security deposits and other assets                                                    37,171                33,503
                                                                                       ------------          ------------
                                                                                            588,250               834,977
                                                                                       ------------          ------------

             Total assets                                                              $  1,698,968          $  1,306,931
                                                                                       ============          ============

               See accompanying notes to the financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                                   (Unaudited)
                    September 30, 2001 and December 31, 2000

      Liabilities and Deficit in Stockholders' Equity                                 September 30, 2001        December 31, 2000
      -----------------------------------------------                                 ------------------        -----------------
Current liabilities:
     Current capital lease obligations                                                $         6,633           $        7,238
     Note payable                                                                             539,821                  621,840
     Convertible debentures due                                                               262,893                  372,893
     Accounts payable                                                                       1,884,756                  701,796
     Accrued compensation                                                                      32,258                    3,080
     Accrued interest                                                                         635,936                  490,841
     Other accrued liabilities                                                                 19,816                    9,820
     Customer deposits                                                                         27,226                   25,139
     Due to stockholders                                                                      170,397                  168,850
                                                                                      ---------------           --------------
       Total current liabilities                                                            3,579,736                2,401,497

Long-term liabilities:
     Capital lease obligations less current                                                    12,338                   17,261
     Convertible debentures                                                                 1,476,215                1,803,215
                                                                                      ---------------           --------------
        Total long-term liabilities                                                         1,488,553                1,820,476
                                                                                      ---------------           --------------

        Total liabilities:                                                                  5,068,289                4,221,973
Deficit in Stockholders' Equity:
    Undesignated preferred stock, $.001 par
        value, 25,000,000 shares authorized
        Convertible redeemable preferred
        stock, $10 par value, 100,000 authorized; 6,000
        and 6,000 issued and outstanding at
        September 30, 2001 and December 31, 2000                                               60,000                   60,000
    Series B Preferred Stock, $.001 par value, 245,344
        authorized, 162,841 and 154,163 issued and
        outstanding at September 30, 2001 and
        December 31, 2000                                                                         163                      154
    Common Stock - $.001 par value; 200,000,000 shares
        authorized, 154,915,740 and 140,410,349 shares
        issued and outstanding at September 30, 2001 and
        December 31, 2000                                                                     154,916                  140,411
    Additional paid-in capital                                                             28,948,196               28,205,587
    Common stock warrants                                                                      26,399                   26,399
    Accumulated deficit                                                                   (31,342,593)             (29,686,895)
    Current period profit/(loss)                                                           (1,211,402)              (1,655,698)
                                                                                      ---------------           --------------
                                                                                           (3,364,321)              (2,910,042)
    Stock subscriptions receivable                                                             (5,000)                  (5,000)
                                                                                      ---------------           --------------
        Total stockholders' deficit                                                        (3,369,321)              (2,915,042)
                                                                                      ---------------           --------------

                                                                                      $     1,698,968           $    1,306,931
                                                                                      ===============           ==============

                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                           September 30,
                                                        2001                 2000                2001                 2000
                                                    --------------      --------------      --------------      --------------
Sales                                               $      150,569      $      629,538      $      736,459      $    1,551,884

Operating costs and expenses:
       Cost of sales                                        78,243             607,720             467,286           1,386,480
       General, selling, and
            Administrative                                 377,309             374,914           1,187,786           1,136,907
       Research and development                                -0-              49,736              37,146             150,970
                                                    --------------      --------------      --------------      --------------
                                                           455,552           1,032,370           1,692,218           2,674,357
                                                    --------------      --------------      --------------      --------------
Loss from Operations                                      (304,983)           (402,832)           (955,759)         (1,122,473)

Other income (expense):
       Interest expense                                    (66,842)            (76,460)           (201,848)           (226,204)
       Rental income                                           -0-              34,766               5,351              86,776
       Interest income                                          77               3,082                 874              13,304
       Sale of labs and equipment                              -0-                 -0-              85,000                 -0-
       Sale of cash credits                                    -0-             376,686             129,000             376,686
       Loss on disposal of assets                              -0-                 -0-             (21,834)                -0-
       Adjustment to FMV of
              marketable securities                            -0-                 -0-            (252,186)                -0-
                                                    --------------      --------------      --------------      --------------
                                                           (66,765)            338,074            (255,643)            250,562
Loss before elimination of
       minority interest                                  (371,748)            (64,758)         (1,211,402)           (871,911)

Elimination of minority interest                               -0-              (5,442)                -0-             (14,608)
                                                    --------------      --------------      --------------      --------------

Net loss                                            $     (371,748)     $      (70,200)     $   (1,211,402)     $     (886,519)
                                                    ==============      ==============      ==============      ==============

Net loss per common share                           $        (.002)     $      (0.0005)     $        (.008)     $      (0.0070)

Weight average share outstanding                       154,915,740         129,568,912         148,621,486         126,182,713

                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                            For the nine months ended
                    September 30, 2001 and September 30, 2000

                                                                                    September 30, 2001    September 30, 2000
                                                                                    ------------------    ------------------
Cash flows from operating activities:
   Net (loss)                                                                          $ (1,211,402)          $   (886,519)
   Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
     Depreciation and amortization                                                           13,197                 17,082
     Minority interest                                                                          -0-                 14,608
   (Increase) decrease in:
     Accounts receivable                                                                   (125,654)              (228,460)
     Note receivable                                                                            -0-                  7,500
     Licensing fees receivable                                                               49,997                    -0-
     Prepaid and other current assets                                                        (3,621)                 4,374
     Inventories                                                                           (444,524)              (175,950)
     Marketable securities                                                                 (124,500)                   -0-
     Other assets                                                                           244,018               (411,445)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                1,279,682                281,320
     Due to stockholders                                                                      1,547                  1,547
     Customer deposits                                                                        2,087                (13,602)
                                                                                       ------------           ------------
Net cash (used) by operating activities:                                                   (319,173)            (1,389,545)

Cash flow from investing activities:
   Investment in subsidiaries                                                                   -0-                (59,573)
   Net purchases and disposal of property and equipment                                      19,360                 (1,694)
                                                                                       ------------           ------------
Net cash (used) by investing activities                                                      19,360                (61,267)

Cash flow from financing activities:
   Proceeds from convertible debentures                                                      85,000              1,347,000
   Net proceeds from borrowings                                                            (522,000)              (710,107)
   Proceeds from issuance of preferred and common stock                                     757,123                928,345
                                                                                       ------------           ------------
Net cash provided by financing activities                                                   320,123              1,565,238

Net increase/(decrease) in cash                                                              20,310                114,426

Cash at beginning of year                                                                    20,960                  6,734

Cash at end of quarter                                                                 $     41,270           $    121,160
                                                                                       ============           ============

                 See accompanying notes to financial statements.

                              VERIDIEN CORPORATION
                                       AND
                                  SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2001:

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

4. INVENTORIES

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2001, raw materials and finished goods amounted to approximately $635,877.

5. RECLASSIFICATION

Certain reclassifications have been made to the December 31, 2000 audited consolidated financial statements to be in conformity with the September 30, 2001 unaudited interim financial statements.

6. NET LOSS PER SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 154,915,740 and 129,568,912 for the quarter ending September 30, 2001 and 2000, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying unaudited interim consolidated financial statements of the Company as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively. The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $32.6 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders' equity of $3.4 million, a deficit in working capital of $2.5 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - INVESTMENT IN EQUITY AND SALE OF CASH CREDITS

On September 29, 2000, the Company exchanged cash credits with a stated value of $623,000 for 415,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $376,686 of other income from this transaction which represents the fair market value of the assets initially surrendered for the cash credits acquired. Currently, the investment in the common shares is recorded at the fair market value of $124,500 and has been recognized as a marketable security.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER - SEPTEMBER 30, 2001 COMPARED WITH SEPTEMBER 30, 2000, AND NINE-MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SEPTEMBER 30, 2000

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

The Company has incurred losses since its incorporation. At September 30, 2001, the Company had an accumulated deficit of $32,553,995. The Company has financed its ongoing research program and business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

         THIRD QUARTER ENDED SEPTEMBER 30, 2001 VS. THIRD QUARTER ENDED SEPTEMBER 30, 2000

                                                                      Third Quarter                          Percentage of
                                                                      September 30,                           Net Revenue
                                                                  2001             2000                  2001              2000
Net Sales                                                     $   150,569      $   629,538               100%              100%
Cost of Goods Sold                                                 78,243          607,720                52%               97%
Gross Profit                                                       72,326           21,818                48%                3%

Operating Expenses:
General, Selling & Administrative                                 377,309          374,914               250%               60%
Research & Development                                                -0-           49,736                 0%                8%

(Loss) from Operations                                           (304,983)        (402,832)             (203)%             (64)%

Other Income (Expense) Net                                        (66,765)         338,074               (44)%              54%

(Loss) Before Minority Interest                                  (371,748)         (64,758)             (247)%             (10)%
Elimination of Minority Interest                                      -0-           (5,442)                0%               (1)%

Net (Loss) Before Taxes                                          (371,748)         (70,200)             (247)%             (11)%
Income Taxes                                                          -0-              -0-                 0%                0%
Net (Loss)                                                    $  (371,748)     $    70,200)             (247)%             (11)%

THIRD QUARTER - SEPTEMBER 30, 2001 COMPARED WITH SEPTEMBER 30, 2000

Consolidated gross revenues for third quarter 2001 decreased by $893,426, or 86%, to $150,646 compared with $1,044,072 in third quarter 2000.

- Gross revenue from product sales decreased for third quarter 2001 by $478,969 or 76%, to $150,569 compared with $629,538 in third quarter 2000. During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The decrease in sales revenue was due primarily to the decrease in the sales of low margin raw material canisters; however, our SunSwipe(TM) sales increased by 88% compared to third quarter 2000.

- Gross rental income for third quarter 2001 decreased by $34,766, or 100%, to $-0- compared with $34,766 in third quarter 2000. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion and we will no longer be sub-letting space and earning rental income.

- Interest income for third quarter 2001 decreased by $3,005, or 98% to $77 compared with $3,082 in third quarter 2000. The decrease in interest income is due primarily to a decreased daily cash balance earning interest.

- Additionally, other income for third quarter 2001 decreased by $376,686, or 100% to $-0- compared with $376,686 in third quarter 2000. Third quarter 2000 recognized the sale of cash credits which were valued at fair market value of the assets initially surrendered for 415,000 H-Quotient, Incorporated (HQNT) restricted common shares. The 415,000 shares are currently valued at FMV, $124,500, and are marketable securities.

Consolidated gross expenses for third quarter 2001 decreased by $586,436, or 53% to $522,394 compared with $1,108,830 in third quarter 2000.

- The cost of goods sold for third quarter 2001 decreased by $529,477, or 87% to $78,243 compared with $607,720 in third quarter 2000. There was a decrease in the cost of goods ratio as a percentage of sales to 52% in third quarter 2001 compared to 97% in third quarter 2000. The decrease in the cost of sales resulted primarily from decreased sales at 76% over the same period of 2000. Veridien is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for third quarter 2001 increased by $2,395, or 1% to $377,309 compared with $374,914 in third quarter 2000. The increases that affected general and administrative costs were associated with increased wage expenses of general and administrative personnel for third quarter 2001 that increased by 96% to $113,757 compared with $57,979 in third quarter 2000. Additionally, during third quarter 2001, sales expense increased by 8% to $78,471 compared with $72,833 in third quarter 2000. Additional increases that affected general and administrative costs were associated with professional service expenses for third quarter 2001 that increased by 5% to $99,002 compared with $93,945 in third quarter 2000. Decreases that affected general and administrative costs were associated with decreased rental expenses for third quarter 2001 by $25,297, or 42% to $35,279 compared to $60,576 in third quarter 2000.

- Research and development for third quarter 2001 decreased $49,736, or 100% to $-0- compared with $49,736 in third quarter 2000. The decrease can be contributed primarily to the closure and sale of the chemistry and microbiology labs in May 2001. The labs and other equipment were sold to a foreign manufacturing company for $85,000. The Company has all testing and research processed off site on an as needed basis.

- Interest expense for third quarter 2001 decreased by $9,618, or 13% to $66,842 compared with $76,460 in third quarter 2000. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

- Operating losses decreased to $304,983 in third quarter 2001 from $402,832 in third quarter 2000. This represented a 24% decrease in operating losses.

                    NINE MONTHS ENDED SEPTEMBER 30, 2001 VS.
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                        Nine Months ended                     Percentage of
                                                                           September 30,                       Net Revenue
                                                                     2001                 2000              2001         2000
Net Sales                                                       $     736,459        $   1,551,884          100%         100%
Cost of Goods Sold                                                    467,286            1,386,480           63%          89%
Gross Profit                                                          269,173              165,404           37%          11%

Operating Expenses:
General, Selling & Administrative                                   1,187,786            1,136,907          161%          73%
Research & Development                                                 37,146              150,970            5%          10%

(Loss) from Operations                                               (955,759)          (1,122,473)        (130)%        (72)%

Other Income (Expense) Net                                           (255,643)             250,562          (35)%         16%

(Loss) Before Minority Interest                                    (1,211,402)            (871,911)        (164)%        (56)%
Elimination of Minority Interest                                          -0-              (14,608)           0%          (1)%

Net (Loss) Before Taxes                                            (1,211,402)            (886,519)        (164)%        (57)%
Income Taxes                                                              -0-                  -0-            0%           0%
Net (Loss)                                                      $  (1,211,402)       $    (886,519)        (164)%        (57)%

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated gross revenues for the nine months ended September 30, 2001 decreased by $1,071,966, or 53% to $956,684, compared with $2,028,650 during the same period of 2000.

- Gross revenue from product sales decreased for the first nine months of 2001 by $815,425, or 53% to $736,459 compared with $1,551,884 in 2000.
         During this time, we devoted a substantial amount of effort towards implementing our marketing strategy and adding new products for distribution. The decrease in sales revenue was due primarily to the decrease in the sales of low margin raw material canisters; however, our SunSwipe(TM) sales increased by 85% compared to the same period of 2000.

- Gross rental income for the nine months ended September 30, 2001 decreased by $81,425, or 94% to $5,351 compared with $86,776 in the same period of 2000. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion and we will no longer be sub-letting space and earning rental income.

- Interest income for the first nine months of 2001 decreased by $12,430, or 93% to $874 compared with $13,304 during the same period of 2000. The decrease in interest income is due to a decreased daily cash balance earning interest.

- Additionally, other income for the first nine months of 2001 decreased by $162,686, or 43% to $214,000 compared with $376,686 during the same period of 2000. During second quarter 2001 an amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. All testing and research is done off site on an as needed basis which lowers cost of overhead. Also, during the second quarter of 2001 an amount of $129,000 was recognized for the sale of cash credits with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Third quarter 2000 recognized the sale of cash credits which were valued at fair market value of the assets initially surrendered for 415,000 HQNT restricted common shares. The 415,000 shares are currently valued at FMV, $124,500, and are marketable securities.

Consolidated gross expenses for the first nine months of 2001 decreased by $732,475, or 25% to $2,168,086 compared with $2,900,561 during the same period of 2000.

- The cost of goods sold for the nine months ended September 30, 2001 decreased by $919,194, or 66% to $467,286 compared with $1,386,480 during the same period of 2000. There was a decrease in the cost of goods ratio as a percentage of sales to 63% during the current year 2001 compared to 89% in the same period of 2000. The decrease in the cost of sales resulted primarily from decreased sales at 53% over the same period of 2000. Veridien is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for the nine months ended September 30, 2001 increased by $50,879, or 4% to $1,187,786 compared with $1,136,907 during the same period of 2000. The increases that affected general and administrative costs were associated with increased wage expenses of general operation and administrative personnel for the first nine months of 2001 that increased by 50% to $324,500 compared with $216,888 during the same period of 2000. During the nine months ended September 30, 2001, sales expense increased by 68% to $303,257 compared with $180,334 during the same period of 2000. Decreases that affected general and administrative costs were associated with professional service expenses for the first nine months of 2001 that decreased by 37% to $239,891 compared with $379,558 during the same period of 2000. Additional decreases that affected general and administrative costs were associated with rental expenses for the first nine months of 2001 that decreased by 18% to $121,576 compared with $148,444 during the same period of 2000.

- Research and development for the first nine months of 2001 decreased by $113,824, or 75%, to $37,146 compared with $150,970 during the same period of 2000. The decrease can be contributed primarily to the closure of the chemistry and microbiology labs in May 2001. The labs and other equipment were sold to a foreign manufacturing company for $85,000. The Company has all testing and research processed off site on an as needed basis.

- Interest expense for the first nine months of 2001 decreased by $24,356, or 11% to $201,848 compared with $226,204 during the same period of 2000. The decrease in interest expense was due primarily to the conversion of various debts and accrued interest to equity.

- Operating losses decreased to $955,759 during the first nine months of 2001 from $1,122,473 during the same period of 2000. This represented a 15% decrease in operating losses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30, 2001 and September 30, 2000 we had working capital deficits of approximately $2,484,939 and $1,836,473 respectively. Our independent certified public accountants stated in their report on the 2000 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and changed our product mix such that the company has achieved improved profit margins throughout the fiscal year 2001 to date. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

- During the nine months ended September 30, 2001 we borrowed $518,000 in short term loans, with $85,000 of that being borrowed in the third quarter.

- During the third quarter 2001 we negotiated the reimbursement of certain expenses incurred by an employee to be re-paid by way of the issuance of 340,000 common shares.

- During the third quarter 2001 we arranged to issue 300,000 common shares to our landlord as compensation for our share of the property taxes for the property for the term of our lease.

- During the third quarter 2001, 51,445 common shares, previously allocated to staff in recognition of performance during 2000, vested.

- During the second quarter 2001 we issued a three year Convertible Debenture in the amount of $35,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into common share of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.05. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.035. As of August 2001 we are continuing to generate funding through the continuation of private placement efforts.

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

- During the second quarter 2001 the owner of Sunswipe, Inc. with whom Veridien had previously contracted to purchase a 50% interest in the SunSwipe(TM) product line, agreed to relinquish all right, title and interest in the SunSwipe(TM) product line to Veridien in exchange for a 2 year employment contract which in addition to a salary and commissions entitles him to 1,000,000 common shares of Veridien and to warrants (vesting over the term of the contract) to purchase a further 1,000,000 shares at $0.08. As a result, The SunSwipe Corporation, L.L.C. is now a 100% wholly owned subsidiary of Veridien Corporation. This agreement also relieves Veridien of any responsibility under the previous agreement with Sunswipe, Inc.

- During the first quarter 2001 we issued a three year Convertible Debenture in the amount of $50,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into common share of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.05 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10.

- During the three months ended March 31, 2001 20 Convertible Debentures with principal balances of $522,000 and accrued interest of $50,907 were converted into 8,813,946 shares of common stock at a conversion rate of $0.065 per share.

- During the nine months ended September 30, 2001, accounts receivable increased by $125,654 to $237,333 from $111,679 at December 31, 2000.
         This increase can be attributed to increasing sales of SunSwipe(TM)product.

- During the nine months ended September 30, 2001, inventory increased by 232 % to $635,877 compared with $191,353 at December 31, 2000. The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels. SunSwipe(TM) inventory currently accounts for 75% of our total inventory.

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

- As of October 31, 2001, we have cash of approximately $31,264 and during November and December, we expect cash flow of $300,000 from operating activities and private placements. This level of liquidity is sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

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

PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2001 Veridien Corporation was served with a COMPLAINT that was filed with the Circuit Court of the 15th Judicial Circuit in and for Palm Beach Florida. The Plaintiff is Unico International Trading Corp., a Florida corporation. The named Defendants are Veridien Corporation, Sheldon C. Fenton and Kenneth J. Chester. The Plaintiff's action claims and seeks relief for (i) $110,734.80 he states is owed for goods sold and delivered, (ii) an additional $789,091 for goods sold pursuant to certain agreements; the delivery of which was canceled by the Defendants, and (iii) $22,500 for the production of molds for which he alleges there was a verbal agreement between the parties. On July 6, 2001 the Defendants filed a MOTION TO STRIKE, OR IN THE ALTERNATIVE, MOTION TO DISMISS AND FOR SANCTIONS. This motion asks the court to strike the pleading of the Plaintiff as wholly inadequate on its face or in the alternative dismiss the action for failure to state a cause of action against the individual plaintiffs, failure to properly allege jurisdiction and failure to name the correct parties and award them as sanctions for such clear failure to plead within the Florida Rules of Civil Procedure, all of their costs and fees in relationship with its defense of this mater. Veridien claims the parties named as Defendants did not have a contractual relationship with the Plaintiff as broadly alleged in the Complaint and that Veridien Corporation has no debt obligation to the Plaintiff. The Motion to Strike remains before the Courts. During the third quarter, Mr. Fenton and Mr. Chester were removed as Defendants by the Plaintiff.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The previously reported default on our Loan and Security Agreement has been waived. We have been in technical default on our Loan and Security Agreement since March 1996. As of September 30, 2001, we are indebted to 1192615 Ontario Ltd. for the remaining principal balance outstanding of $429,564 and $173,658 of accrued interest. On November 8, 2001 the lender (i) waived the default on the loan; (ii)extended the expiry from November 18, 2001 to November 18, 2002; and
(iii) agreed to the continued deferral of the payment of interest.

ITEM 5.  OTHER INFORMATION

At their November 8, 2001 meeting the Board of Directors accepted the resignation of Andrew T. Libby Jr. as a director. Mr. Libby in his letter of October 22, 2001 to the Chairman indicated that due to his professional obligations and heavy travel schedule he felt it appropriate to offer someone else the opportunity to serve Veridien. The Board thanked him for his service.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Veridien Corporation
                                       ----------------------------------------
                                                    (Registrant)



Date November 14, 2001                 By   /s/ Sheldon C. Fenton
     ---------------------------         --------------------------------------
                                            Sheldon C. Fenton
                                            Chief Executive Officer



Date November 14, 2001                 By   /s/ Kenneth J. Chester
     ---------------------------         --------------------------------------
                                            Kenneth J. Chester
                                            Chief Operating Officer