Form 10KSB
period 2001-12-31
VERIDIEN CORP
filed 2002-03-28
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001

                                       OR

         []       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                         Commission File Number 0-02555

                              Veridien Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

Delaware                                                       59-3020382
-------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
    of incorporation)                                      Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida                     33782-6105
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Issuer's telephone number (727) 576-1600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on which
Title of each class                                   Registered

----------------------------------       --------------------------------------

----------------------------------       --------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $804,058.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 25, 2002 of $0.025, the aggregate market value of voting stock held by non-affiliates is $3,474,326.

                                TABLE OF CONTENTS

PART I                                                                                              PAGE
Item 1.      Description of Business                                                                  3

Item 2.      Description of Property                                                                 11

Item 3.      Legal Proceedings                                                                       12

Item 4.      Submission of Matters to a Vote of Security Holders                                     13


PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                                                     14

Item 6.      Management's Discussion and Analysis or Plan of Operation                               18

Item 7.      Financial Statements                                                                    24

Item 8.      Changes in and Disagreements with Accountants on Accounting
             Financial Disclosure                                                                    41

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                                       42

Item 10.     Executive Compensation                                                                  45

Item 11.     Security Ownership of Certain Beneficial Owners and Management                          47

Item 12.     Certain Relationships and Related Transactions                                          48

Item 13.     Exhibits and Reports on Form 8-K                                                        50

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATION/HISTORICAL BACKGROUND

Following our incorporation in Delaware on June 4, 1991 as "VCT Acquisitions II, Inc.", we acquired all of the assets of another Delaware corporation called "Viral Control Technology, Inc." On November 8, 1991, we changed our name to Veridien Corporation.

We were founded primarily to develop, manufacture, distribute and sell disinfectants, antiseptics, and sterilants which are inherently non-toxic, and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. To this end, we developed and patented a hard surface disinfectant, VIRAHOL(R), which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer which is drug listed with the Food and Drug Administration (FDA), containing the patented VIRAHOL(R) composition. Prior to the year 2000, our primary emphasis was on the development, marketing and sale of such products, primarily to the medical and dental markets, which included:

                  VIRAHOL(R) (now marketed under the brand name of VIRAGUARD(R))
         - A ready-to-use, hard surface disinfectant/cleaner that is a tuberculocide, bactericide, virucide, and fungicide.

                  VIRAGEL(R) (now marketed under the brand name of VIRAGUARD(R))
         - A waterless, antiseptic hand sanitizer to supplement routine hand washing for the family or for the person on the job when no water is available, to sanitize hands or for antiseptic cleansing of hands

ORIGINAL BUSINESS PLAN

Our original business plan was focused on the sale and distribution of the VIRAHOL(R)/VIRAGUARD(R) formulation to the medical and dental markets. Initially the claims which had been approved by the EPA (1990) related to two viruses:
HIV-1 (AIDS virus) and Herpes simplex type 2, and three bacteria: Staphylococcus aureus, Salmonella choleraesuis, and Pseudomonus aeruginosa.

The three bacteria listed were those the Company believed were required to secure hospital sales. However, the hospitals also wanted a tuberculocidal claim. Accordingly, we performed the necessary research and testing and secured approval for claims related to Mycobacterium tuberculosis and Trichophyton mentagrophytes (fungus) in 1993.

REVISED BUSINESS PLAN -- 1999-2001

In 1999 we began the development of an evolving, three-pronged expansion of our business plan. The essence of the plan was to expand our product base and our marketing approach beyond our historical focus on the medical and dental markets.

The change in our business plan was based upon our Management's analysis of our position after several years of pursuing the original business plan. Although the VIRAHOL(R)/VIRAGUARD(R) formulation is believed to offer substantial advantages over competitive products, it was noted that (a) there were a number of competitors in the disinfectant market and establishment of a meaningful market share would require a continuing expenditure of time, effort and expense and (b) many of the competitors with better name recognition were financially stronger, so that the Company would have many barriers to overcome in building a market. Based upon this evaluation, Management decided that the Company needed to expand both its product focus and its market focus beyond the disinfectant products and beyond the medical and dental industries. A plan, structured by Management, was implemented for 2001. Under the plan, the Company's business was divided into three. The three divisions were:

         1.       Disinfectant Division
         2.       Healthy Lifestyles Division
         3.       Norpak US Division

The first division, the Disinfectant Division, was essentially the Company's line of infection control products with the liquid and gel product lines enhanced with the addition of new product delivery configurations such as canisters, towelettes and private labeling.

The second division, the Healthy Lifestyles Division, was focused on new products for which we had obtained distribution/sales rights, including: 1. the SunSwipe(TM) product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF 45, Baby 45, pre-tanning and after-tanning; all in a towelette product delivery configuration), 2. BugSwipe(TM) (an insect repellant in the towelette product delivery configuration), 3. a vegetable wash ("Nature Clean(R)") which helps remove grime, wax, pesticides and inorganic pollutants, and 4. a cleaner ("CRA-Z Soap(TM)") which cleans all types of surfaces, including human skin, rugs, upholstery, etc.

The third division, the Norpak US Division, had obtained distribution rights in the United States for products including wipe commodity products, alcohol swabs or prep pads, an iodine prep pad, a spot remover, and nail polish remover, all offered in single use towelettes or sachets.

This Revised Business Plan was not intended to de-emphasize or abandon VIRAHOL(R)/VIRAGUARD(R) or the disinfectant market. Rather, the Disinfectant Division was to actively enhance the marketing of those historic products plus add new product introductions and expand beyond the medical and dental markets.

During 2001, the Company applied to the EPA to expand its label claims. In addition, the product delivery configurations were strengthened by being broadened to include canisters and towelettes in two sizes each. The Company expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other two new divisions gave the Company many new and profitable products which could be offered to a wide variety of larger markets, including especially the retail and specialty markets.

FURTHER REVISIONS -- 2002

As the Company's Business Plan has evolved, the Company has experienced delays due to the requirements of the regulatory process. For example, in order to make a "kill" claim with respect to any specific pathogens for products under the jurisdiction of the EPA, the Company must:

         1. contact an approved testing laboratory and determine than an EPA guideline exists for testing of a product against that pathogen;

         2. if no protocol exists (e.g., with respect to Hepatitis B and Hepatitis C for the towelettes), the laboratory must work with the EPA to secure a guideline;

         3. the guideline is customized by the laboratory as a "protocol" for testing of the specific product;

         4. direct the laboratory to perform the necessary testing, which normally takes several weeks, and to prepare the written report in accordance with EPA guidelines, which typically takes several weeks more;

         5. the report, with required documentation, is sent to the EPA, where it undergoes preliminary review:

                           i) if the submission is deemed to be in compliance, it is sent for scientific review, which takes 180 days; but

                           ii) if the submission is not deemed to be in compliance it is returned to the Company for amendment;

         6. if, during the scientific review, errors and/or omissions are found in the submission, it is returned at the end of the 180-day period, and upon refiling, the 180-day period begins again;

         7. if, at the end of the 180-day period the EPA approves the "kill" claim, the EPA gives recommendations regarding label wording; and

         8. the Company then amends its label to comply with EPA requirements.

As noted above with respect to hospital requirements, sales of our products are directly affected by the "kill" claims. Thus, regardless of the specifics of our Business Plan at any given time, implementation of any program will be dependent upon timing of EPA approvals. Furthermore, securing EPA approvals may have larger or smaller sales impact than anticipated, requiring reevaluation.

Since implementing the revised plan in 2001 we have received a number of EPA approvals:

         1.       For the towelettes:
                      Tuberculocidal:
                         Mycobacterium bovis (BCG)
                      Bactericidal:
                          Streptococcus pyogenes, ATCC #19615

                          Escherichia coli, ATCC #11229
                          Vancomycin-resistant Enterococcus faecium (VRE),
                             ATCC #51559
                          Staphylococcus aureus (MRSA), ATCC #33591
                      Fungicidal:
                          Trichophyton mentagrophytes, ATCC #9533
                      Virucidal:
                          Herpes simplex type 1, ATCC #VR260
                          HIV-1 (AIDS Virus)

         2.       For the liquid:
                      Bactericidal:
                          Streptococcus pyogenes, ATCC #49399, #19615
                          Escherichia coli, Strain 0157, ATCC #43895
                          Vancomycin-resistant Enterococcus faecalis
                          (VRE), ATCC #51299 Methicillin-resistant
                          Staphylococcus aureus (MRSA), ATCC #33593
                      Virucidal:
                          Cytomegalovirus (CMV), ATCC #VR538
                          Respiratory syncytial virus (RSV), ATCC #VR26 Rotavirus (SA-11; Group A)
                          Influenza type A-2 (Hong Kong), ATCC #VR544
                          Adenovirus type 2, ATCC #VR846

Our potential market for these products has increased as a result of the approvals.

For 2002 we have made the following adjustments to our focus:

         1. We continue to focus our sales efforts on our Disinfectant and Healthy Lifestyle products.

         2. We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our company. Our goal for these alliances with entities having existing distribution networks is to create immediate distribution and fulfillment avenues for our products while focusing our capital resources.

Employees - We employ nine persons, all of whom are full-time employees.

                   Department                                            Number of Employees
                   ----------                                            -------------------
                   Management & Finance                                           2
                   Sales                                                          3
                   Administration                                                 2
                   Shipping/Receiving                                             2

In addition to our employees, certain Board members, while not employees, provide assistance to us. We also use consultants to assist with administration, sales, operations, and marketing.

THE DISINFECTANT DIVISION

As noted, this division is the historical business of the Company, i.e. the disinfectant products based upon VIRAHOL(R) formulation. During the past year we have worked diligently on obtaining additional approvals for revised/expanded claims from the EPA. We have also worked aggressively to pursue possible strategic alliances with entities having existing distribution networks. These alliances should allow us to present our innovative products to the market on a larger, global basis through existing distribution channels. The combination of these distribution opportunities, along with our new label claims, should provide us with the basis for firm growth and expansion.

Competitive Advantage - In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor's products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are harmful to the skin and usually require gloves when being used. Our Virahol(R)/Viraguard(R) product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and aids in the penetration of cell walls, as well as lowers flammability. Isopropyl alcohol/Isopropanol and propylene glycol combine to create a synergistic action that makes the formulation more effective than alcohol alone.

Many of our competitors, recognizing an untapped market potential in changing consumer awareness about disease transmission, are expanding the market through various marketing campaigns. This market expansion is deemed to be of great importance to us as increased market growth of the market base (due to increased awareness) will allow for an easier penetration by our products.

Research & Development - Research and Development may be carried out from time to time in order to assist the company in moving forward with its existing and/or additional products. Product research and/or product testing may form part of the costs to be incurred.

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

Expanded Marketing - While we continue with our sales representatives to sell to the medical and dental market, we are positioning to move into the janitorial and sanitation market and the restaurant market, for both our surface disinfectant, which has EPA approval, and the hand sanitizer, which is FDA drug listed. While there is substantial competition in the retail market for towelettes, the competition within niche markets we seek is not so intensive and the addition of the towelettes in the product line expands our configurations for delivery of our patented formulation.

Manufacturing - During 2000 we discontinued our relationship with Horizon, a contract fill company which was located in our building as a sub-tenant. Now our products are manufactured in various locations primarily by contract fillers and contract packagers.

Availability of Raw Materials - The largest ingredients by weight for the VIRAHOL(R) composition are isopropanol and propylene glycol. Both of these chemicals are readily available from a wide variety of sources nationally and internationally, at competitive prices. Although we prefer to use isopropanol as the monohydric alcohol and propylene glycol as the polyhydric alcohol, our patent covers the full range of both of these alcohols so that a wide variety of choices are available should a shortage in one or more chemicals occur, subject to EPA approval. Substantial numbers of companies produce both the plastic and corrugated packaging used by the Company. Trade secret ingredients are employed for fragrances used in the Company's products but are available from several sources.

Governmental Regulation - Those who develop products to control pests are subject to regulation under several Federal Laws. However, only certain pest control products are subject to registration. The Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and Federal Food, Drug, and Cosmetic Act (FFDCA) As Amended by the Food Quality Protection Act (FQPA) of August 3, 1996, requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U.
S. Environmental Protection Agency (EPA). The term "pesticide," as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must register that product in every state that they intend to sell/distribute and pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.

In order to "produce," defined to mean "to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . ." the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the U.S. EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year US and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

The Company currently has two products registered with the United States Environmental Protection Agency. They are as follows:

A. VIRAHOL(R)Hospital Disinfectant/Cleaner & Instrument Presoak, assigned EPA Registration No. 60142-1, and has an EPA accepted label, is designed for effective disinfecting, cleaning and deodorizing of hard inanimate surfaces such as walls, sink tops, tables, chairs, telephones, toilet seats and bed frames.

B. VIRAHOL(R)Hospital Surface Disinfectant Towelette, assigned EPA Registration No. 60142-3, and has an EPA accepted label, is designed for effective cleaning, disinfecting and deodorizing of hard non-porous, inanimate surfaces such as walls, sink tops, tables, chairs, telephones, toilet seats and bed frames.

Additional brand names for these two products (e.g. VIRAGUARD(R)) are also registered.

The Company is registered and has been assigned EPA Establishment No. 60142-FL-1. Also our contract manufacturers are registered EPA establishments.

In addition, the Company contract manufactures and distributes Antiseptic Drug Products per 21 CFR Parts 333 and 369 and respective monographs, Topical Antimicrobial Drug Products for Over-the-Counter Human Use. Veridien Corporation's establishment is registered and a Labeler Code Number was assigned. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA).

All regulated products, EPA and FDA, are manufactured in compliance with Good Manufacturing Practices (GMPs).

THE HEALTHY LIFESTYLES DIVISION

This division is focused on new products for which we have obtained distribution/sales rights. Products in this division fall into two categories:
(1) product concepts which belong to us and production is arranged by us (SunSwipe(TM) and BugSwipe(TM), and (2) products owned and manufactured by third parties for which we are distributors (CRA-Z Soap(TM) and Nature Clean(R)). Focus in this division is on penetrating the retail arena.

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

CANADIAN LICENSING

We have entered into an agreement with a Canadian company to produce and market the VIRAHOL(R) line in Canada on a non-exclusive basis. The products have been approved with Health Canada and are marketed under the VIRAGUARD(R) trade name.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have had no need to spend monies on compliance with local, state and federal laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2002, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states that the registered product is currently sold and/or distributed.

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

RISKS OF OUR BUSINESS

We are a small and relatively new company. To date, we have expended much of our efforts and funds on development of products. We are initiating sales and marketing efforts. We are uncertain about the market acceptance of our products.

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

We have expended substantial capital on developing our products and beginning sales and marketing. Until we are cash flow-positive from sales, we will need additional financing to fund our growth. We are uncertain about our ability to secure the financing. We are also uncertain about the costs of any financing which we may obtain.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 15,000 square feet of an office/manufacturing/warehouse building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782-6105. Our area includes office space and warehouse space. The lease commenced on May 1, 2001 and rent, at the rate of $5,900 per month, commenced on May 16, 2001. In addition to the rent, we pay 20% of the utilities and the real estate taxes, allocated to the percentage of the total building occupied by us. Our telephone number is (727) 576-1600 and our facsimile number is (727) 576-1611.

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

In addition, the Company has various foreign patents and a patent application, as follows:
         Australia Patent No. 628932, VIRAHOL(R)(DSI), issued January 22, 1993 United Kingdom Patent No. 2,245,171, VIRAHOL(R)(DSI), issued April 14,
           1993
         New Zealand Patent No. 269419, VIRAHOL(R)(DSII), issued July 15, 1994 Canadian Patent No. 1,337,329, VIRAHOL(R)(DSI), issued October 17, 1995 Mexican Patent No. 185,884, VIRAHOL(R)(DSII), issued September 9, 1997 Great Britain Patent No. 2,294,639, VIRAHOL(R)(DSII), issued January
           14, 1998
         Australia Patent No. 695346, VIRAHOL(R)(DSII), issued November 26, 1998 Japanese Patent No. 2,904,917, VIRAHOL(R)(DSI), issued June 14, 1999 Canadian Patent No. 2,166,810, VIRAHOL(R)(DSII), issued March 14, 2000 Australia Patent No. 667930, STERIHOL(R)(CCSII), issued July 30, 1996

The Company also has numerous trade names registered in the U.S. The Company has trademarks for the following brands:
         VIRAHOL(R)registered September 24, 1991, Trademark No. 1,657,969 VIRAGEL(R)registered July 20, 1993, Trademark No. 1,783,204 VERIDIEN(R)registered September 5, 1995, Trademark No. 1,917,134 STERIHOL(R)registered June 16, 1998, Trademark No. 2,166,502 VIRASCRUB(R)registered June 16, 1998, Trademark No. 2,166,503 VIRASONIC(R)registered June 16, 1998, Trademark No. 2,166,504 VIRA-CD7(R)registered January 6, 1998, Trademark No. 2,127,866 VIRA-RD12(R)registered March 24, 1998, Trademark No. 2,146,770 VIRA-GC18(R)registered May 12, 1998, Trademark No. 2,157,635 VIRALUBE(R)registered July 7, 1998, Trademark No. 2,171,823 VIRAGUARD(R)registered September 1, 1998, Trademark No. 2,186,559 VIRAGUARD(R)design registered February 20, 2001, Registration No.
            2429809

The Company also has trademark applications pending in the U.S.:
         BUGSWIPE, filed December 18, 2000, Application No. 76/182,457 BIO-GERM DEFENSE, filed January 23, 2002, Application No. 76/361,699

The Company also has a trademark application pending in Canada:
         BUGSWIPE, filed November 30, 2000, Application No. 1,084,705

ITEM 3.  LEGAL PROCEEDINGS

Except for the proceedings discussed below, we are not a party to any legal actions nor are we aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.

On June 7, 2001 Veridien Corporation was served with a Complaint that was filed with the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida docketed to CA 01-05916[AB]. The Plaintiff is Unico International Trading Corp., a Florida corporation. The originally named Defendants were Veridien Corporation, Sheldon C. Fenton and Kenneth J. Chester. The Plaintiff's action claims and seeks relief for (i) $110,734.80 it states is owed for goods sold and delivered, (ii) an additional $789,091.00 it states is owed for goods sold pursuant to certain agreements, for which the goods were never produced or delivered, and (iii) $22,500.00 it states is owed for the production of molds for which it alleges there was a verbal agreement between the parties. The Plaintiff filed an Amended Complaint dropping the individuals as Defendants while adding the Company's subsidiaries, Norpak (US), Inc. and The SunSwipe Corporation, L.L.C. and two unrelated corporations as Defendants. Veridien claims that neither it nor its subsidiaries named as Defendants had a contractual relationship with the Plaintiff as broadly alleged in the Complaint and that neither Veridien Corporation nor its subsidiaries having such debt obligation to the Plaintiff as claimed. Management and its attorney believe the Company has adequate legal defenses that can be asserted and the action will be vigorously defended.

On December 28, 2001, the Securities and Exchange Commission issued a formal order of private investigation with respect to Press Releases and other communications issued by the Company concerning Anthrax related products.
The SEC has requested that the Company provide them with certain documents. The Company is responding to the SEC's inquiry, the outcome of which presently cannot be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in 2001. The Annual Meeting of Shareholders for November 2001 was postponed to March 6, 2002. At that meeting, in addition to the reelection of Messrs. Van Zandt, Gareau, Fenton, Ritter and Simmons as directors, the following matters were approved:

1. Approval of Amendment of Section 1 of Article Fourth of the Certificate of Incorporation to increase the authorized number of shares of Common Stock to 300,000,000.

                  For:                                           138,410,574
                  Against:                                         2,887,631
                  Abstain:                                         2,876,178

2. Ratification of Appointment of Carter, Cartier, Melby & Guarino, CPA's as the Company's auditors.

                  For:                                           139,735,212
                  Against:                                         1,781,023
                  Abstain:                                         2,658,148

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol "VRDE." The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2000 and 2001, the high and low bid and asked prices were as follows:

         Quarter Ended                                                    High Bid                    Low Bid
         -------------                                                    --------                   --------
         December 31, 2001                                                $   .13                    $   .02
         September 30, 2001                                                   .07                        .015
         June 30, 2001                                                        .07                        .025
         March 31, 2001                                                       .08                        .031

         December 31, 2000                                                    .095                       .04
         September 30, 2000                                                   .1725                      .07
         June 30, 2000                                                        .20                        .10
         March 31, 2000                                                       .43                        .055

On March 25, 2002 the closing prices of the Company's Common Stock were $0.022 bid and $0.027 asked, as quoted on the NASDAQ Bulletin Board.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 5,472 (which includes an estimated 5,000 shareholders whose holdings are in street name).

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

         2. Also, at present there is a series of 244,678 shares of Preferred Stock created on December 15, 1997, titled "Series B Convertible Preferred Stock," of which 174,219 shares are issued and outstanding. These shares are entitled to receive an annual dividend equal to the greater of:

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

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2001

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during fiscal year 2001:

Debentures

Issuance of Convertible Debentures

On January 26, 2001 the Company issued a Convertible Debenture in the principal amount of $50,000 to Milfen Limited, a Canadian corporation controlled by Mr. Shelley Fenton's mother. The principal sum bears interest at the rate of 10% per annum and matures on January 25, 2004. Both the principal and all accrued interest are immediately convertible into Common Stock at any time and from time to time at a price calculated as two-thirds of the average of the mid-point between the closing bid and asked prices for the ten business days prior to the conversion date provided, however, that during the first year the conversion price shall not be less than $0.05 per share nor more than $0.10 per share; during the second year shall not be less than $0.10 per share; and during the third year shall not be less than $0.15 per share.

On May 8, 2001 the Company issued a Convertible Debenture in the principal amount of $35,000 to an accredited investor. The principal sum bears interest at the rate of 10% per annum and matures on May 7, 2004. Both the principal and all accrued interest are immediately convertible into Common Stock at any time and from time to time at a price of $0.035 per share during the first twelve months, and thereafter at a price calculated as two-thirds of the closing price on the date of conversion, but not less than $0.05 per share.

On November 8, 2001 the Company converted 22 prior short-term loans from Milfen Limited, totaling $640,500, to Convertible Debentures, each of which was dated as of the date of the original loan. In addition, further advances between November 9, 2001 and December 31, 2001, totaling $145,000, were similarly treated. Each Debenture bears interest at the rate of 10% per annum, is convertible after fifteen months to the Company's Common Stock at the closing bid price on the date of the original loan (deemed issuance date), and matures on December 31, 2003.

These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

1999-A Convertible Debenture Conversions On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 1999-A Convertible Debentures were converted to the indicated number of shares of Common Stock:

         Date of Conversion                                          Amount Converted                Shares of Common Stock
         ------------------                                          ----------------                ----------------------
         January 16, 2001                                               $  11,380                            175,076

This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

1999-D Convertible Debenture Conversions
On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 1999-D Convertible Debentures were converted to the indicated number of shares of Common Stock:

         Date of Conversion                                             Amount Converted                   Shares of Common Stock
         ------------------                                             ----------------                   ----------------------
         November 5, 2001                                                   $ 60,649                               854,205
         November 5, 2001                                                   $156,637                             2,206,154
         December 28, 2001                                                  $105,339                             1,483,650

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

2000 Convertible Debenture Conversions

During March 2001, $561,527.00 of both principal and accrued interest of outstanding 2000 Convertible Debentures were converted to 8,638,870 shares of Common Stock.

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Loan and Security Agreement Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of the Loan and Security Agreement were converted to the indicated number of shares of Common Stock and Series B Preferred Stock:

         Date of Conversion                    Amount Converted          Shares of Common Stock         Shares of Preferred Stock
         ------------------                    ----------------          ----------------------         -------------------------
         June 20, 2001                              $89,776                     3,000,000                         8,678
         October 24, 2001                           $62,886                     6,000,000                         5,689
         November 16, 2001                          $62,886                     6,000,000                         5,689

As at December 31, 2001, the lenders have converted $2,196,208 of debt into Common Shares and Series B Pref Shares at a combined average cost of the equivalent of $0.034 per Common Share.

Common Stock

On May 8, 2001 we issued 100,000 shares of Common Stock valued at $35,000 to an individual involved in the hospitality industry for his marketing services consisting of introductions of the Company's products within the hospitality industry. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act.

On May 30, 2001 we issued 900,000 shares of Common Stock valued at $45,000 to an investor public relations firm as compensation for services to be rendered. The contract was not fully completed and 306,000 shares were returned in December 2001. This issuance (net 594,000 shares) was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 30, 2001 we issued 1,000,000 shares of Common Stock valued at $15,000 to an employee for acquisition of the SunSwipes concept as a result of continuing negotiations since January 2000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On July 1, 2001 we issued 340,000 shares of Common Stock valued at $18,700 to an employee for reimbursement of expenses incurred in the establishment of sales offices. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act.

Also on July 1, 2001 we issued 300,000 shares of Common Stock valued at $10,955 to the Company's landlord for reimbursement of property taxes for the term of the lease relating to the 20% of the building occupied by the Company (see "Property of the Company"). This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On December 12, 2001 we issued 257,500 shares of Common Stock valued at $10,300 to the Chairman of the Company's Scientific Advisory Board for unrelated EPA advisory services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Also on December 12, 2001 we issued 500,000 shares of Common Stock valued at $17,500 to an investor public relations firm for services to be rendered. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Also on December 12, 2001 we issued 172,738 shares of Common Stock valued at $6,000 to an employee to fulfill the Common Stock compensation portion of his employment contract. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On December 13, 2001 we issued 250,000 shares of Common Stock valued at $8,750 to an investor public relations firm for services to be rendered. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Also on December 13, 2001 we issued 1,000,000 shares of Common Stock valued at $140,000 to Paul L. Simmons, one of the Company's directors, and International Center for Technology Transfer, Inc., Mr. Simmons' corporation, in satisfaction of a previously agreed settlement of indebtedness. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On December 20, 2001 we issued 870,000 shares of Common Stock valued at $30,450 to Kenneth J. Chester, our then COO, in satisfaction of the requirement of his Employment Agreement as of April 1, 2001. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 2001 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are a Health Care company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, FRUIT & VEGETABLE WASH and SUN PROTECTION PRODUCTS.

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

Recent product line extensions have included sales of sunscreen impregnated towelettes being marketed under the SunSwipe(TM) label.

The Company has incurred losses since its incorporation. At December 31, 2001, the Company had an accumulated deficit of $33,416,017. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

                                                                   Year Ended                          Percentage of
                                                                  December 31                           net revenue
                                                            2001                2000               2001             2000
                                                          --------           ---------            -----            -----
                                                                            (In thousands)
Net Sales                                                $     804           $   1,757             100%             100%
Cost of Goods Sold                                             534               1,629              66%              93%
Gross Profit                                                   270                 128              34%               7%

Operating Expenses
General & Administrative                                     1,466               1,774             182%             101%
Research & Development                                          63                 180               8%              10%
(Loss) from Operations                                      (1,259)             (1,826)           (157)%           (104)%
Other Income (Expense) Net                                    (814)                170            (101)%             10%
Net (Loss) Before Taxes                                     (2,073)             (1,656)           (258)%            (94)%
Income Taxes                                                     0                   0               0%               0%
Net (Loss)                                                  (2,073)             (1,656)           (258)%            (94)%

Consolidated gross revenues for 2001 decreased by $1,278,804, or 57%, to $954,075 compared with $2,232,879 in 2000.

- Gross revenue from product sales decreased in 2001 by $952,933, or 54%, to $804,058 compared with $1,756,991 in 2000. The decrease in sales revenue was due primarily to a decrease in the sales of low margin raw material canisters; however, our SunSwipe(TM) sales increased by 493% compared to 2000, resulting in increased margins in 2001 of 34% versus 7% for 2000. During 2001, we devoted a substantial amount of effort toward implementing our marketing strategy and adding new products for distribution.

- Gross rental income for 2001 decreased by $76,169, or 93%, to $5,350 compared with $81,519 in 2000. The Company will no longer be subletting space and earning rental income. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease approximately 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001, and the Company moved into our new facility during May 2001. The rental agreement for our new facility is for a 19-month period ending December 31, 2002, and the reduction in rent as compared to our old facility will result in net savings in excess of $180,000 annually. The new facility has sufficient office and warehouse space to satisfy our current needs and allow for future expansion.

- Gross revenue from licensing fees for 2001 increased by $1,196, or 33%, to $4,780 compared with $3,584 in 2000. During 2000, the exclusivity of the agreement expired due to the minimum licensing fee not being met by the licensee, so only the 10% of sales licensing fee of $4,780 and $3,584, respectively, was recognized during 2001 and 2000.

- Interest income for 2001 decreased by $13,139, or 93%, to $960 compared to $14,099 in 2000. The decrease in interest income is due primarily to a decreased daily cash balance earning interest.

- The Company recognized a net gain on sale of property and equipment of $74,427 under other income for 2001. An amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. A loss on the sale of assets during the relocation from the 38,000 square foot manufacturing facility to our current location resulted in the amount of $10,573. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The new facility has sufficient office and warehouse space both to satisfy our current needs and allow for future expansion.

- The Company recognized a sale of cash credits of $64,500 under other income for 2001. The Company exchanged cash credits with a stated value of $129,000 for 430,000 restricted common shares of H-Quotient, Inc on May 4, 2001. The investment in common shares was recorded at cost less a 50% estimated marketability discount due to sale restrictions. The investment is not classified as a marketable security due to the existence of restrictions and, therefore, no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

Consolidated gross expenses for 2001 decreased by $861,078, or 22%, to $3,027,499 compared with $3,888,577 in 2000.

- The cost of goods sold for 2001 decreased by $1,095,618, or 67%, to $533,482 compared with $1,629,100 in 2000. There was a decrease in the cost of goods ratio as a percentage of sales to 66% in 2001 compared to 93% in 2000. The decrease in the cost of sales resulted primarily from decreased sales in 2001 at 54% compared to 2000, with an offsetting increase in profit margins on specific new products. The cost of goods ratio as a percentage of sales decreased by 29%, to 66% for 2001 compared to 93% in 2000. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

- General, selling, and administrative expenses for 2001 decreased overall by $307,457, or 17%, to $1,466,414 compared with $1,773,871 in
         2000. The decreases that affected this category include professional service expenses for 2001 which decreased by 39% to $281,098 compared with $460,289 in 2000. Other decreases that affected general and administrative expenses included rent, state product registration fees, outside services, and licensing fees for 2001 decreased by 51% to $136,276 compared with $276,531 in 2000. Additionally, increases that affected general and administrative costs were associated with increased wage expenses of general operations and administrative personnel for 2001 that increased by 47% to $562,020 compared with $382,190 in 2000. Additionally, during 2001, sales expenses increased by 28% to $202,597 compared with $157,682 in 2000.

- Research and development expenses for 2001 decreased by $116,750, or 65%, to $63,205 compared with $179,955 in 2000. The decrease can be attributed primarily to the closure and sale of the chemistry and microbiology labs in May 2001. The labs and other equipment were sold to a foreign manufacturing company for $85,000. The Company has testing and research processed off-site on an as needed basis. In 2001 the Company formed the Scientific Advisory Board to assist with research and development. The Company intends to continue with product testing of our existing products in an effort to be able to continue to expand our label claims as to product efficacy.

- Interest expense for 2001 increased by $6,561, or 2%, to $312,212 compared with $305,651 in 2000. The increase in interest expense was due primarily to accrued interest on convertible debentures.

- The Company recognized a change in market value of a marketable security of $252,186 for 2001. Effective September 29, 2001, the restriction expired on certain shares of the Company's investment in H-Quotient, Inc. The Company reclassified these 415,000 shares to marketable securities and is carrying the investment at an estimated fair market value of $124,500 at December 31, 2001.

- The Company realized a permanent loss on a write down of a marketable security of $400,000 for 2001. On December 22, 2000, the Company exchanged 8,000,000 restricted common shares for 61,500 common shares of Internet Guide, Inc., a privately owned company. The investment was valued at a cost of $400,000 using the estimated market value of the shares exchanged discounted for marketability due to the restriction on re-sale. On December 31, 2001, the Company recorded a permanent write down of $400,000 in Internet Guide since the Company has been unable to obtain appropriate information from which to value this investment.

- Loss from Operations for 2001 decreased by $566,892, or 31%, to $1,259,043 compared to $1,825,935 in 2000. The decrease in loss from operations is primarily due to an overall decrease in general and administrative expenses, and research and development expenses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2001 and December 31, 2000 we had working capital deficits of approximately $1,560,876 and $1,975,312, respectively. Our independent certified public accountants stated in their report on the 2001 and 2000 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We have cut operating expenses and changed our product mix such that the Company has achieved improved profit margins throughout the fiscal year 2001 to date. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions:

During the twelve months ended December 31, 2001 we borrowed $688,000 in short term loans. During the fourth quarter this $688,000 as well as the $97,500 in short term loans from 2000 were converted into Convertible Debentures, each of which were dated as of the date of the original loan. Each debenture bears interest at the rate of 10% per annum, matures on December 31, 2003 and is convertible at any time to the Company's Common Stock at the closing bid price on the date of the original loan date (deemed issuance date).

During the fourth quarter 2001 we negotiated a one-year renewal of the Loan and Security Agreement. Previous to the renewal, we had also negotiated a waiver with the lenders. The original agreement required the Company to issue to the lenders warrants, in sufficient quantity, that at all times the loan agreement was in force the lenders could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. The lenders agreed to waive this provision and the number of warrants was fixed effective January 1, 2001. At December 31, 2001 the principal balance outstanding was $303,792, along with $182,662 in accrued interest.

During the twelve months ended December 31, 2001, $215,548 of the Loan and Security Agreement principal was converted by the holders to 20,057 shares of Series B Preferred Stock and 15,000,000 shares of Common Stock.

During the twelve months ended December 31, 2001, Convertible Debentures with principal balances of $784,892 and accrued interest of $110,638 were converted into 13,357,955 shares of common stock at conversion rates between $0.065 and $0.071 per share.

During the twelve months ended December 31, 2001 we utilized public relations services for which we issued Common Stock valued at $65,450.

During the fourth quarter 2001 we settled $10,300 of payables for services provided to the Company for the issuance of 257,500 Common shares.

During the fourth quarter 2001 we settled $141,000 of payables due to a Director for the issuance of 1,000,000 Common shares.

During the fourth quarter 2001 we issued 870,000 Common shares valued at $30,450 to K. Chester, our then COO, in satisfaction of the requirement of his Employment Agreement as of April 1, 2001.

During the third quarter 2001 we negotiated the reimbursement of certain expenses incurred by an employee to be repaid by way of the issuance of 340,000 Common shares.

During the third quarter 2001 we arranged to issue 300,000 Common shares to our landlord as compensation for our share of the property taxes for the property for the term of our lease.

During the third quarter 2001, 56,945 Common shares previously allocated to staff in recognition of performance during 2000, vested.

During the second quarter 2001 we issued a three year Convertible Debenture in the amount of $35,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into Common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.05. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.035. As of August 2001 we are continuing to generate funding through the continuation of private placement efforts.

During the second quarter 2001 the owner of Sunswipe Inc., with whom Veridien had previously contracted to purchase a 50% interest in the SunSwipe(TM) product line, agreed to relinquish all right, title and interest in the SunSwipe(TM) product line to Veridien in exchange for a 2 year employment contract which in addition to a salary and commissions entitles him to 1,000,000 common shares of Veridien and to warrants (vesting over the term of the contract) to purchase a further 1,000,000 shares at $0.08. As a result, The SunSwipe Corporation L.L.C. is now a 100% wholly owned subsidiary of Veridien Corporation. Veridien has no responsibility under the previous agreement with Sunswipe Inc.

During the first quarter 2001 we issued a three year Convertible Debenture in the amount of $50,000. The Convertible Debenture carries an interest rate of 10% and the principal and interest amounts are convertible into common shares of Veridien at two-thirds of the average of the mid-point between the closing bid and ask prices for the 10 business days prior to the election date, however, conversion price shall not be less than $0.05 during the first year, $0.10 during the second year and $0.15 during the third year. In addition, conversion can be accomplished during the first twelve months at a conversion price of $0.10.

During 2001, accounts receivable increased by $46,448 to $158,127 from $111,679 at December 31, 2000. This increase can be attributed to increasing sales of SunSwipe(TM) product.

During 2001 accounts payable and accrued expenses increased by $766,758, primarily due to increases in payables relating to inventory purchases of $465,306, as well as an increase in accrued interest expenses on debt obligations of $194,127 and an increase in expenses to a management services company in the amount of $90,000.

During 2001, inventory increased by 206% to $586,313 compared with $191,353 at December 31, 2000. The increase is due to the purchase of inventory to fulfill orders at our increasing sales levels. SunSwipe(TM) inventory currently accounts for 72% of our total inventory.

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

As of March 15, 2002, we have cash of approximately $20,447 and during April and May 2002, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. Since the second quarter 2000 Veridien has been utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien's gel products, another the liquid products, the third the canister products and the fourth the SunSwipe(TM) product line. We have also been able to identify alternative manufacturers for all of these products. Our contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

ITEM 7.  FINANCIAL STATEMENTS

              CARTER, CARTIER, MELBY & GUARINO, C.P.A.S, P.A. LOGO

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Veridien Corporation

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, changes in deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 8, 2002

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                                                                           2001                  2000
                                                                                       ------------          ------------
                                                              Assets
Current Assets:
  Cash                                                                                 $      7,219          $     20,960
  Accounts receivable - trade
    less allowance for doubtful accounts of
      $46,900 and $48,000, respectively                                                     158,127               111,679
  Licensing fees receivable                                                                      --                49,997
  Inventory                                                                                 586,313               191,353
  Note receivable                                                                                --                15,000
  Marketable securities                                                                     124,500                    --
  Prepaid expenses and other current assets                                                  54,728                37,196
                                                                                       ------------          ------------

     Total current assets                                                                   930,887               426,185

Property and equipment:
  Furniture and fixtures                                                                    390,211               416,655
  Leasehold improvements                                                                         --                85,303
                                                                                       ------------          ------------
                                                                                            390,211               501,958
  Less accumulated depreciation                                                             364,560               456,189
                                                                                       ------------          ------------
                                                                                             25,651                45,769

Other Assets:
  Investments in common stock, cost basis                                                        --               400,000
  Investments in common stock restricted, cost basis                                         64,500               376,686
  Patents, less accumulated amortization of
    $493,202 and $489,594, respectively                                                      21,179                24,788
  Security deposits and other assets                                                         37,022                33,503
                                                                                       ------------          ------------
                                                                                            122,701               834,977
                                                                                       ------------          ------------

                                                                                       $  1,079,239          $  1,306,931
                                                                                       ============          ============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                           December 31, 2001 and 2000


                                                                                             2001                  2000
                                                                                        --------------         --------------

                                 Liabilities and Deficit in Stockholders' Equity
Current Liabilities:
   Current capital lease obligations                                                    $        5,886         $        7,238
   Notes payable                                                                               343,792                621,840
   Convertible debentures due                                                                  100,000                372,893
   Accounts payable                                                                          1,257,102                701,796
   Accrued compensation                                                                          6,506                  3,080
   Accrued interest                                                                            684,968                490,841
   Other accrued liabilities                                                                    23,719                  9,820
   Customer deposits                                                                            20,327                 25,139
   Due to stockholders                                                                          49,463                168,850
                                                                                        --------------         --------------
      Total current liabilities                                                              2,491,763              2,401,497

Long term liabilities:
   Capital lease obligations less current                                                       11,173                 17,261
   Convertible debentures                                                                    2,162,500              1,803,215
                                                                                        --------------         --------------

      Total liabilities                                                                      4,665,436              4,221,973

Deficit in stockholders' equity:
   Undesignated Preferred Stock $.001 par value,
      25,000,000 shares authorized
   Convertible Redeemable Preferred Stock,
      $10 par value; 100,000 authorized, 6,000 issued and
      outstanding at December 31, 2001 and 2000                                                 60,000                 60,000
   Series B Preferred Stock, $.001 par value,
      245,344 authorized, 174,219 and 154,163 issued
      and outstanding at December 31, 2001 and 2000                                                175                    154
   Common Stock, $.001 par value; 200,000,000 shares
      authorized, 174,179,487 and 140,410,349 shares issued
      and outstanding at December 31, 2001 and 2000                                            174,181                140,411
   Additional paid-in capital                                                               29,574,065             28,205,587
   Common Stock warrants                                                                        26,399                 26,399
   Accumulated deficit                                                                     (33,416,017)           (31,342,593)
                                                                                        --------------         --------------
                                                                                            (3,581,197)            (2,910,042)
   Stock subscriptions receivable                                                               (5,000)                (5,000)
                                                                                        --------------         --------------
      Total stockholders' deficit                                                           (3,586,197)            (2,915,042)
                                                                                        --------------         --------------

                                                                                        $    1,079,239         $    1,306,931
                                                                                        ==============         ==============



See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2001 and 2000


                                                                                             2001                     2000
                                                                                        ---------------         ---------------
Sales                                                                                   $       804,058         $     1,756,991

Operating costs and expenses:
   Cost of sales                                                                                533,482               1,629,100
   General and administrative                                                                 1,466,414               1,773,871
   Research and development                                                                      63,205                 179,955
                                                                                        ---------------         ---------------
                                                                                              2,063,101               3,582,926
                                                                                        ---------------         ---------------


      Loss from operations                                                                   (1,259,043)             (1,825,935)


Other income (expense):
   Interest expense                                                                            (312,212)               (305,651)
   Change in market value of marketable securities                                             (252,186)                     --
   Realized loss on write down of marketable securities                                        (400,000)                     --
   Rental income                                                                                  5,350                  81,519
   Licensing fees                                                                                 4,780                   3,584
   Sale of cash credits                                                                          64,500                 376,686
   Gain on sale of property and equipment                                                        74,427                      --
   Interest income                                                                                  960                  14,099
                                                                                        ---------------         ---------------
                                                                                               (814,381)                170,237
                                                                                        ---------------         ---------------

Net loss before income tax                                                                   (2,073,424)             (1,655,698)

      Net loss                                                                          $    (2,073,424)        $    (1,655,698)
                                                                                        ===============         ===============

Net loss per common share                                                               $          (.01)        $          (.01)
                                                                                        ===============         ===============

Weighted average shares outstanding                                                         152,717,290             127,578,907
                                                                                        ===============         ===============



See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000


                                                Convertible
                                                Redeemable    Series B      Number                    Additional
                                                Preferred    Preferred      Common         Common      Paid-in       Stock
                                                  Stock        Stock        Shares         Stock       Capital      Warrants
                                                -----------  ---------   ------------    ---------    -----------   --------
Balances at January 1, 2000                     $  60,000    $  194       119,958,735    $ 119,960    $26,789,390    $26,399

Conversion of debt to equity                                                1,393,660        1,393         68,289
Conversion of convertible debentures                                        9,187,930        9,188        828,349
Issuance of stock for equity investment                                     8,000,000        8,000        392,000
Issuance of stock for services                                              1,006,026        1,006        117,133
Conversion of preferred stock to common stock                   (40)          788,998          789           (749)
Issuance of stock for license rights                                           75,000           75         11,175
Net (loss)
                                                ---------    ------      ------------    ---------    -----------    -------

Balances at December 31, 2000                   $  60,000    $  154      $140,410,349    $ 140,411    $28,205,587    $26,399

Conversion of convertible debentures                                       13,357,955       13,358        882,174
Conversion of debt                                               21        16,000,000       16,000        340,536
Issuance of stock for services                                              4,411,183        4,412        145,768
Net (loss)
                                                ---------    ------      ------------    ---------    -----------    -------
Balances at December 31, 2001                   $  60,000    $  175       174,179,487    $ 174,181    $29,574,065    $26,399
                                                =========    ======      ============    =========    ===========    =======



                                                                      Stock         Stockholders'
                                                  Accumulated       Subscriptions      Equity
                                                   Deficit           receivable       (Deficit)
                                                 ------------        ------------   -------------
Balances at January 1, 2000                      $(29,686,895)       $(5,000)        $(2,695,952)


Conversion of debt to equity                                                              69,682
Conversion of convertible debentures                                                     837,537
Issuance of stock for equity investment                                                  400,000
Issuance of stock for services                                                           118,139
Conversion of preferred stock to common stock
Issuance of stock for license rights                                                      11,250
Net (loss)                                         (1,655,698)                        (1,655,698)
                                                 ------------        -------         -----------

Balances at December 31, 2000                    $(31,342,593)       $(5,000)        $(2,915,042)

Conversion of convertible debentures                                                     895,532
Conversion of debt                                                                       356,557
Issuance of stock for services                                                           150,180
Net (loss)                                         (2,073,424)                        (2,073,424)
                                                 ------------        -------         -----------
Balances at December 31, 2001                    $(33,416,017)       $(5,000)        $(3,586,197)
                                                 ============        =======         ===========



        See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2001 and 2000


                                                                     2001                    2000
                                                                 -------------           -------------
Cash flows from operating activities
  Net (loss)                                                     $  (2,073,424)          $  (1,655,698)
  Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     Depreciation and amortization                                      16,735                  43,233
     (Gain) loss on disposal of property                               (74,427)                     --
     Stock issuances, warrants and options for services                150,180                 129,389
     Stock issuances for interest expense, non-cash                    112,845                  99,927
     Other, not affecting cash                                         (18,911)                     --
     Realized loss on write down of investment                         400,000                      --
     Unrealized loss on marketable securities                          252,186                      --
     Exchange of barter credits                                        (64,500)               (376,686)
     Accounts receivable                                               (46,448)                142,345
     Licensing fees receivable                                          49,997                  (3,584)
     Note receivable                                                    15,000                   7,500
     Prepaid and other current assets                                  (17,532)                (23,257)
     Inventories                                                      (394,960)                (34,421)
     Other assets                                                       (3,518)                  6,444
     Current capital lease obligations                                  (1,352)                    858
     Accounts payable and accrued expenses                             766,756                 256,179
     Customer deposits                                                  (4,812)                (21,377)
     Due to stockholders                                                21,613                   2,063
                                                                 -------------           -------------
  Net cash (used) by operating activities                             (914,572)             (1,427,085)

Cash flow from investing activities:
     Purchases of property and equipment                                (3,581)                 (1,497)
                                                                 -------------           -------------
  Net cash (used) by operating activities                               (3,581)                 (1,497)

Cash flow from financing activities:
     Proceeds from convertible debentures                              870,500               1,347,546
     Net payment on capital leases                                      (6,088)                 (7,238)
     Net proceeds from borrowings                                       40,000                 102,500
                                                                 -------------           -------------
  Net cash provided by financing activities                            904,412               1,442,808
                                                                 -------------           -------------

Net increase (decrease) in cash and equivalents                        (13,741)                 14,226
Cash and equivalents, beginning of year                                 20,960                   6,734
                                                                 -------------           -------------
Cash and equivalents, end of year                                $       7,219           $      20,960
                                                                 =============           =============



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

The "Viral Control Technology, Inc." from which the Company acquired its assets was created on August 3, 1989, by a reverse acquisition of a public shell called Valencia Enterprises, Inc., by a private company named Viral Control Technology, Inc. The original Viral Control Technology, Inc., was organized in Delaware on August 10, 1988, while Valencia Enterprises was organized in Utah on February 10, 1984. Valencia, which had changed its name to Viral Control Technology, Inc., after the reorganization, was redomesticated in Delaware on December 14, 1990. The original private company called Viral Control Technology, Inc., was organized by Paul L. Simmons and his wife.

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

The original agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001. During 2001 and 2000, $215,548 and $-0- of the lender's debt were converted into 15,000,000 and -0- common shares respectively, and 20,056 and -0- Series B preferred shares respectively.

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

5.       Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2001, raw materials and finished goods amounted to approximately $49,600 and $536,700, respectively. At December 31, 2000, raw materials and finished goods amounted to approximately $42,900 and $148,500, respectively.

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

10.      Reclassification

Certain reclassifications have been made to the 2000 financial statements to be in conformity with the 2001 presentation.

11.      Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 152,717,290 and 127,578,907 for the years ended December 31, 2001 and 2000, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $33.0 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders' equity of $3.6 million, a deficit in working capital of $1.6 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 2001, the Company's operating activities resulted in cash outflows of $914,572. In addition, the Company used $12,704 for patent development and equipment purchases. In order to fund these cash outflows, the Company borrowed

$40,000 and received net proceeds of $870,500 from the sale of convertible debentures. These proceeds, together with the cash balance at the beginning of the year, provided the Company's cash needs, resulting in a net cash decrease of $13,741 for the year ended December 31, 2001.

The Company plans to utilize its current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2002. In addition, the Company plans to pursue additional cash through sales of convertible debentures.

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

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 2001 and 2000, the Company owed $49,463 and $168,850, respectively to stockholders who have made advances of material or provided services to the Company.

During 2001, the Company converted $141,000 of funds due to shareholders into 1,000,000 shares of common stock at a conversion price of $.14 per share.

The Company has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which the Company's President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 2001 and 2000, the Company utilized the services of a management company which has as its senior officer and director, the individual who serves as the Company's President/CEO and a director, to assist with administrative and organizational function of the Company. The Company incurred expenses of $92,884 and $123,968 in 2001 and 2000 respectively for professional services and related costs. At December 31, 2001, these fees remain unpaid in the amount of $303,195 and are included in accounts payable. During 2001, the licensing fee receivable of $49,997 was realized by offset against management fees owed by the Company.

During 2001 and 2000 the Company's President/CEO personally incurred expenses on behalf of the Company for travel etc. The amounts accrued by the Company and not yet reimbursed to this individual are $10,939 and $14,871 for 2001 and 2000 respectively. In addition, this individual has previous years' unreimbursed expenses which when added to these numbers total $106,370 and are included in accounts payable at December 31, 2001.

NOTE D - NOTES RECEIVABLE

During March 2001, the Company realized the remaining balance due on the note receivable. The note had been non-interest bearing.

NOTE E - MARKETABLE SECURITIES AND INVESTMENTS

Effective September 29, 2001, the restriction expired on certain shares of the Company's investment in H-Quotient, Inc. The Company reclassified these 415,000 shares to marketable securities and is carrying the investment at an estimated fair market value of $124,500 at December 31, 2001. At December 31, 2001, the Company has recorded an unrealized loss of $252,186.

On May 4, 2001, the Company exchanged cash credits with a stated value of $129,000 for 430,000 restricted common shares of H-Quotient, Inc. The investment in common shares was recorded at cost less a 50% estimated marketability discount due to sale restrictions. The investment is not classified as a marketable security due to the existence of restrictions and, therefore, no unrealized gain or loss will be recognized until the restrictions have expired or the shares are sold.

On December 22, 2000, the Company exchanged 8,000,000 restricted common shares for 61,500 common shares of Internet Guide, Inc., a privately owned company. The investment was valued at cost of $400,000 using the estimated market value of the shares exchanged discounted for marketability due to the restriction on re-sale.

On December 31, 2001, the Company recorded a permanent write down of $400,000 in Internet Guide, its investment. The Company has been unable to obtain appropriate information from which to value this investment.

NOTE F - NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2001 and 2000, the holder converted $215,548 and $-0- of debt into 15,000,000 and -0- common shares and 20,056 and -0- Series B preferred shares, respectively. Originally the loan agreement granted the lender warrants to purchase 51% of the Company's outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due in November 2002. As of December 31, 2001, the remaining principal balance outstanding was $303,792, and $182,662 of interest has accrued under the agreement.

During 2001, the Company issued 1,000,000 common shares in satisfaction of $141,000 of promissory notes with a director of the Company.

During 2001, the Company received $50,000 of short-term loans due on demand with stated interest rates of 0% to 10% per annum of which $40,000 is outstanding at December 31, 2001.

NOTE G - DEFERRED REVENUE/LICENSING FEES

For sales in Canada, the Company is entitled to license fees equal to 10% of sales. The Company recognized as licensing fees $4,780 and $3,584 for 2001 and 2000, respectively.

NOTE H - CONVERTIBLE DEBENTURES

During 2001 and 2000, the Company received $870,500 and $1,347,546, respectively of proceeds from the sale of convertible debentures. Interest is accrued at various rates from 10% - 11% per annum, compounded in full at various maturities from February 2003 to May 2004. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share. The conversion privilege terminates when all principal plus interest due has been paid in full. In addition, the debenture holders were issued 4,029,540 warrants which are outstanding at December 31, 2001 for additional common shares for 100
- 105% of the convertible debentures per share conversion price. The additional warrants expire five years from the original date of the debentures.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. The Company is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company leases manufacturing and office facilities for $5,900 per month under a lease that expires December 31, 2002. Rent expense was approximately $104,837 and $219,000 for 2001 and 2000, respectively.

The following table reflects approximate future minimum annual rental expense amounts:

                       Year                Amount
                    -----------        -------------
                      2002               $  70,800


NOTE J - CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days' written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2001, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2001 or 2000. At December 31, 2001, preferred stock dividends in arrears totaled approximately $42,000.

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

NOTE L - STOCK WARRANTS

During 2001, 100,000 warrants were cancelled and under the terms of the Loan and Security Agreement, 15,000,000 warrants were exercised.

During 2000, the Company issued 100,000 and 25,000 warrants at exercise prices of $.20 and $.10, respectively as additional compensation for payroll and consulting services, respectively. The Company issued an additional 3,827,991 warrants under the terms of the loan and security agreement.

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

As described in Note A, in October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement. The original agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement was in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001.

At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2001, the lender(s) had converted $2,196,208 of the debt and the lender's warrants were exercised into 60,614,383 common shares and 213,590 Series B preferred shares (convertible into 4,280,355 common shares) at a combined cost of equivalent to $0.034 per common share.

Warrants issued and exercised are summarized as follows:


                                                                           Exercise
                                                                            Price
                 Common Stock                          Warrants             Range
-----------------------------------------------     ---------------     --------------
Outstanding at January 1, 2000                          36,669,101      $ .01 - 1.00
2000:
               Granted                                   4,052,991       .030 - .100
               Expired                                  (1,477,546)      .268 - 1.00
                                                     -------------      -------------

Outstanding at December 31, 2000                        39,244,546        .01 - .20
2001:
               Cancelled                                  (100,000)          10
               Loan & Security
               Agreement Conversion                    (15,000,000)        .014
                                                     -------------      -------------

Outstanding at December 31, 2001                        24,144,546      $ .001 - .20
                                                     =============      =============


Effective December 31, 1997, the Board of Directors created the Series B Cumulative Preferred Stock (as discussed in Note K) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expired on November 18, 2000, and have been extended through November 18, 2002 and have a $10 exercise price. During 2001 and 2000, 20,056 and -0- of these warrants were exercised by the holder. At December 31, 2001, 27,451 of these warrants are still outstanding.

Effective December 31, 1997, the Board of Directors created the Series CI Preferred Stock and issued 115,184 warrants for this Preferred Stock to a Convertible Debenture holder to replace 3,430,555 common stock warrants already issued to them. The warrants expired on December 31, 2001.

Effective December 31, 1997, the Board of Directors created the Series CII Preferred Stock and issued 41,893 warrants for this Preferred Stock to a Convertible Debenture holder to replace 1,680,647 common stock warrants already issued to them. The warrants expired on December 31, 2001.

Preferred warrants issued and exercised are summarized as follows:


                                                                                     Equivalent #
                                                                                       Common
                                                 Preferred           Preferred        Shares on
                                                  Share              Exercise       Preferred Share
                                                 Warrants             Price           Conversion
                                                 --------          -----------      ---------------
Outstanding at January 1, 2000                    206,120                              6,094,029
2000:
                    Exercised Series B                (--)            $10.00                 (--)
                                                 --------                           ------------

Outstanding at December 31, 2000                  206,120                              6,094,029
2001:                                            --------                           ------------

                    Cancelled Series B             (1,536)                               (30,782)
                    Exercised Series B            (20,056)            $10.00            (401,924)
                    Expired Series CI            (115,184)                            (3,430,555)
                    Expired Series CII            (41,893)                            (1,680,647)
                                                 --------                           ------------

Outstanding at December 31, 2001                   27,451                                550,121
                                                 --------                           ------------
                    Series B                       27,451                                550,121
                                                 --------                           ------------


NOTE M - INCOME TAXES

There is no income tax provision for the years ended December 31, 2001 and 2000 due to net operating losses for which no benefit is currently available. The Company has net operating loss carryforwards of approximately $20,278,000 at December 31, 2001, available to offset future taxable income from 2002 through 2022.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $20,278,000 remaining net operating loss carry forwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:


                                                                  December 31,
                                                          2001                   2000
                                                     -------------           -------------
Deferred Tax Assets:

Net Operating loss carry forwards                    $   6,895,000           $   6,272,000

                  Less valuation allowance              (6,895,000)             (6,272,000)
                  --------------------------         -------------           -------------
                   Net deferred tax assets           $          --           $          --
                                                     =============           =============


NOTE N - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $5,240 and $11,533 for 2001 and 2000, respectively.

During 2001, the Company issued 16,000,000 common and 20,056 preferred shares in exchange for debt conversion in the amount of $356,548. In 2001, the Company issued 11,673,702 common shares in conversion of convertible securities in the amount of $782,687. In 2001, the Company issued 1,684,253 and 4,411,183 common shares in exchange for interest expense and services of $112,845 and $150,179, respectively.

During 2000, the Company issued 1,393,660 common shares in exchange for debt conversions in the amount of $69,683. In 2000, the Company issued 9,187,930 common shares in conversion of convertible securities in the amount of $740,653. In 2000, the Company issued 8,000,000 common shares in exchange for an equity investment recorded at a value of $400,000 in an unrelated company. In 2000, the Company issued 1,006,026 and 75,000 common shares in exchange for interest expense, services and licensing rights of $99,927, $118,189 and $11,250, respectively.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000, do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE P - CONCENTRATION OF RISK

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

Sales of the Company's products are concentrated among specific customers.

During 2001 the Company recorded sales from six customers which comprise 50% of total sales and range from 7 - 10% each.

During 2000, the Company had one customer that accounted for 69% of total sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA's, now named Carter, Cartier, Melby & Guarino, C.P.A.s, P.A., who audited our financial statements for the fiscal years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000, have audited our financial statements for the fiscal year ended December 31, 2001. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of March 25, 2002 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.


         Name                               Age               Position
         ----                               ---               --------
         Russell D. Van Zandt                61               Chairman of the Board of Directors

         Rene A. Gareau                      60               Vice Chairman of the Board of Directors/
                                                              Corporate Secretary

         Sheldon C. Fenton                   50               President and CEO/Director

         Alfred A. Ritter                    58               Director

         Paul L. Simmons                     73               Director


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

SHELDON C. FENTON is President and CEO. Mr. Fenton was first named to the Board of Directors on June 3, 1998. Since 1981 Mr. Fenton has been President and CEO of Tanlon Corporate Holdings Ltd. (and predecessor corporations), located in Toronto, Canada. Tanlon is a fully integrated management services company. The group also has knowledge and experience in the areas of strategic acquisitions, real estate development and syndication, financing for private and public ventures, as well as asset and property management. They are regarded as specialists in the areas of structuring and restructuring of investments and negotiation with lenders and other corporate stakeholders.

Mr. Fenton is also an officer and director of Dunvegan Mortgage Corporation, a company which has been a lender to the Company, as described under "Principal Shareholders."

From 1979-1981 Mr. Fenton was employed by the Canadian Imperial Bank of Commerce alternately as Solicitor and Manager. In 1977-1978 he worked for the firm of Day Wilson & Campbell in Toronto, Canada focusing on corporate and real estate law, and in 1976-1979 he worked as a financial consultant for FF. Management in Toronto, Canada.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All of our officers, directors and beneficial owners, except for Mr. Simmons, were in compliance with Section 16(A) during fiscal year 2001.

Mr. Simmons filed a Form 5 on March 11, 2002 in lieu of not having filed a Form 4 with respect to the following transactions:

         a. the conversion, on December 13, 2001, of a receivable from Veridien in the amount of $140,000.00 to 1,000,000 shares of Common Stock ($.14 per share); and
         b.       the sale, on December 19, 2001 of 200,000 shares of our Common
                  Stock.

SCIENTIFIC ADVISORY BOARD

Prior to October 2001 we relied upon informal contacts and relationships for general scientific advice in connection with our research and development. In October 2001, in order to have a more structured arrangement, we formed a Scientific Advisory Board consisting of:

JERRY A. MOORE, Ph.D., served for more than 25 years with the EPA, with 17 years in the Pesticide Programs Office in Washington, DC. Dr. Moore served in the Office of Research and Development in the EPA where he acted as liaison with other federal agencies. Dr. Moore has broad expertise in the field of pesticide science and governmental regulation of products used for environmental disinfection.

BRIAN CHADROFF, D.D.S., is a Diplomat of the American Board of Periodontology and Clinical Associate Professor of Post Graduate Periodontology in the Department of Post Graduate Periodontology and Implant Dentistry at the New York University College of Dentistry. Dr. Chadroff has conducted research, published, and lectured nationally and internationally in the field of Bone Grafting and Implant Dentistry and maintains a practice specializing in Periodontics in New York City.

JEROME KERN, Ph.D., is a Microbiologist and Virologist with 40 years of experience in Bacteriology, Microbiology and Virology, serving in government, industry and academia. Dr. Kern has served with the National Institutes of Health, National Institute of Allergy and Infectious Diseases, and the National Cancer Institute; Queens Hospital and the University of Hawaii; the Medical University of South Carolina; Litton Bionetics, Inc.; Microbiological Associates, Inc.; Bionetics Research, Inc.; and Veridien Corporation as Laboratory Director from 1996 until his retirement in 2001.

SAM GARBAWAY, Ph.D., is a Pharmacist currently operating a pharmaceutical manufacturing company in Toronto, Canada. Dr. Garbaway served with Boehringer-Mannheim in Germany, where he specialized in the sales and development of clinical chemistry machinery and reagents, with special focus on human biochemistry test screens. Dr. Garbaway has been heavily involved in the design and production of operating-theater protective clothing. He was an early pioneer in the introduction of a protective shield for use by surgeons during the performance of procedures.

THOMAS C. LAIPPLY, M.D., FCAP, FIAP, is a Pathologist and Director of Molecular Tissue Pathology with Nichols Institute-Quest Diagnostics, In San Juan Capistrano, California. Dr. Laipply previously served as Assistant Professor of Pathology at Case Western Reserve University Medical School in Cleveland, Ohio. Dr. Laipply has devoted 20 years to the practice of Pathology and lecturing in aspects of Blood Banking, Clinical Cytometry and Cytology, Morphologic Hematology, Immunology and Immunochemistry. For the past decade Dr. Laipply has concentrated his practice in the field of Surgical Pathology. Dr. Laipply has been issued more than 10 U.S. and international patents for anti-infective and invisid fluid applicators.



ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2001 there were two meetings of the Board of Directors. All directors attended both meetings, except for Mr. Simmons, who attended one of the meetings, and Mr. Schlussel, who did not attend either meeting.

COMPENSATION OF MANAGEMENT

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.


Name & Principal                                                                       Other
Position                                  Year               Salary        Bonus    Compensation
----------------                     -------------        ------------     -----    ------------
Sheldon C. Fenton, President
  & CEO                               7/98-Present              -0-(1)      -0-          -0-
Andrew T. Libby, Jr., COO             8/98-5/2000          $130,000(2)      -0-          -0-(3)
Kenneth J. Chester, COO                1/01-12/01          $150,000         -0-      $30,450(4)



Except for Mr. Libby's stock options (see below) and Mr. Chester's 870,000 shares of Common Stock, none of the named persons has received stock options or other such non-cash compensation.

-----------
(1) Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. For the 4th quarter of 2001, the fee was waived. At December 31, 2001 these fees remain unpaid in the amount of $303,195 and are included in accounts payable.

(2) Andrew T. Libby, Jr. had an annual salary of $130,000; however, he was paid at the rate of $90,000 per year with $40,000 accrued to be paid when we had sufficient cash flow or significant funding was received. The accrued balance of $45,000 was paid in connection with his resignation.
(3)      See "Option Grants" below.
(4) Mr. Chester received 870,000 shares of Common Stock, having an assigned value of $30,450, on April 1, 2001.

OPTION GRANTS

The following table sets forth information with respect to grants of stock options to the named officers during 1999. No stock options were issued to any of the named officers during 2000 or 2001. None of these options was exercised during the fiscal year ended December 31, 2001. None of these options has been repriced.


                           Number of Securities
                            Underlying Options/     Exercise Price
       Name                   SARs Granted (#)         ($/Share)              Expiration Date
-------------------        --------------------     --------------            -----------------
Andrew T. Libby, Jr               100,000               $  0.20               December 31, 2003
Andrew T. Libby, Jr               250,000               $  0.10               August 10, 2003
Andrew T. Libby, Jr               250,000               $  0.20               December 31, 2004


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 25, 2002, there were 174,179,487 shares issued and outstanding of record, as well as 40,875,507 shares issuable in the event of the conversion of the $2,261,715 of Convertible Debentures outstanding and the $486,962 of interest thereon as of December 31, 2001.


                                                                Shares of               Percentage
                                                                 Common                    as of
Name and Address of Beneficial Owners                             Stock                03/25/2002(1)
-------------------------------------                        ----------------          --------------
Sheldon C. Fenton                                               30,116,281(2)               17.29%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario  M4P 3B5

Rene A. Gareau                                                     125,000                   0.07%
4273 Boca Point Drive
Sarasota, Florida 34238

Dunvegan Mortgage Corporation                                   29,529,281(3)               16.95%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware 19899

Paul L. Simmons                                                  4,427,600(4)                2.54%
8825 Laurel Drive
Pinellas Park, Florida 33782

Russell D. Van Zandt                                               741,560                   0.43%
17543 Bearpath Trail
Eden Prairie, Minnesota 55347

Alfred A. Ritter                                                         0                     --
Rua Baronesa DeBeck
Malveira Da Serra
2750 Cascais Portugal

H. Quotient Inc.                                                10,900,000(5)                6.26%
(& subsidiary Quotient Capital Corp.)
8150 Leesburg Pike, Suite 503
Vienna, VA 22182

All Directors and Officers                                      35,410,441                  20.33%
    as a Group (5 persons)


----------
(1) Based on 174,179,487 shares issued and outstanding as of March 25, 2002.

(2) Includes Mr. Fenton's direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 7,196,267 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $248,411 of interest thereon as of December 31, 2001. Also includes 204,000 Shares held in the name of Mr. Fenton's wife for the benefit of Mr. Fenton's adult daughter and in which he disclaims any beneficial interest. Does not include 1,324,075 Convertible Debenture Warrants owned by Dunvegan Mortgage Corporation. For informational purposes, also does not include 19,630,128 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned to 1192615 Ontario Limited et al and in which he disclaims any beneficial interest. For informational purposes does not include 585,500 Shares owned by his daughter in which he disclaims any beneficial interest.
(3) Includes 7,196,267 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $248,411 of interest thereon as of December 31, 2001. Does not include 1,324,075 Convertible Debenture Warrants or 154,163 shares of Series B Preferred Stock.
(4) Includes Mr. Simmons' direct ownership of 2,753,000 shares and indirect ownership of 674,600 shares owned by International Center for Technology Transfer, Inc., of which Mr. Simmons is an Officer and Director and 1,000,000 shares owned jointly by Simmons and ICTT.
(5) Does not include 500,000 shares common shares held personally by D. Cohn, President & CEO of H. Quotient Inc.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company's President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2001, Dunvegan Mortgage Corporation continued to hold 154,163 shares of Series B Preferred Stock (88.5%), 22,333,014 shares of our Common Stock (12.8%), Convertible Debentures (1996-1998) in the principal amount of $471,215 (100%), 1,324,075 Convertible
Debenture Warrants (33%) and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share.

During fiscal year 2001, Milfen Limited purchased a $50,000 debenture, made 22 short-term advances totaling $640,500 which were converted to debentures, and purchased five additional debentures for principal sums totaling $145,000. Milfen Limited is a Canadian corporation controlled by the mother of Mr. Shelley Fenton, our President and CEO (see Item 5, "Sales of Unregistered Securities During Fiscal Year 2001").

On June 20, 2001, we sold $150,000 of SGD International, Inc. trade credits to
H. Quotient, Inc. for 430,000 shares of the Common Stock of H. Quotient, Inc., which shares were unregistered (restricted as to further transfer). The shares were valued at $.30 each, or a total of $129,000 but were recorded at cost less a 50% estimated marketability discount due to sale restrictions.

In 1995 the Company entered into a Loan and Security Agreement with Dunvegan Mortgage Corporation, a company of which Sheldon Fenton is an officer and director. On October 5, 1998 Dunvegan Mortgage Corporation assigned their interest in the balance of the Loan and Security Agreement (and conversion entitlements thereunder) to a group of companies, some of which have as their officers or directors siblings of Mr. Fenton. Neither Mr. Fenton nor Dunvegan Mortgage Corporation have any further interest in the Loan and Security Agreement and disclaim any beneficial interest therein.

NORPAK MANUFACTURING, INC.

During 1999 we entered into a strategic alliance agreement with a Canadian medical products manufacturer/distribution company in which a family members of Sheldon C. Fenton, the Company's President/CEO and a director, then owned directly or indirectly approximately 48% of the corporation. During January 2000, members of Sheldon C. Fenton's family and/or entities of which they are officers or directors increased their ownership to a majority of the corporation. Under the strategic alliance agreement we have agreed to market, sell and distribute the Canadian company's products to customers in the U.S. Norpak Manufacturing is also one of two manufacturers contracted to produce the SunSwipe(TM) product line for the Company.

TANLON MANAGEMENT SERVICES, INC.

During fiscal years 1999, 2000 and 2001 we utilized the services of Tanlon Management Services, Inc., a management company which Sheldon C. Fenton, [the Company's President/CEO] is an officer and a director. We owe $120,000 for these professional services for each of 1999 and 2000, and $90,000 for 2001, for which the $30,000 due for the 4th quarter was waived. These fees are intended to cover the salaries of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. At December 31, 2001 these fees remain unpaid in the amount of $303,195 and are included in accounts payable.

In addition to the accrued indebtedness for services, the Company owes Tanlon an additional $79,564.88 for advanced expenses for related travel, courier/express deliveries, and telephone costs.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX


  No.     Description of Exhibit
-------   ----------------------
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

 *3.8     Certificate of Amendment of Restated Certificate of
          Incorporation

 *4.1     Debenture Sample

 *4.2     General Security Agreement between Veridien Corp. and Dunvegan
          Mortgage Corp. - Dated October 19, 1995

 *4.3     Loan and Security Agreement between Veridien Corp. and
          Dunvegan Mortgage Corp. - Dated October 19, 1995

 *4.4     General Security Pledge between Veridien Corp. and Dunvegan
          Mortgage Corp. - Dated October 19, 1995

 *4.5 Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation - Series I - Dated October 19, 1995

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

 *4.8     Common Stock Purchase Warrant: $0.135 per share - Dated June
          10, 1998

*10.1     Building Lease

*10.2     Canadian Licensing Agreement - Dated February 28, 1998

*10.3     Contract Fill and Sub-lease Agreement with Horizon
          Pharmaceuticals, Inc. - Dated August 1, 1998

*10.4     Trademark - Virahol

*10.5     Trademark - Viraguard

*10.6     Trademark - Viragel

*10.7     Trademark - Vira- CD7

*10.8     Australian Patent No. 667,930/Sterihol

*10.9     Australian Patent No. 628,932/Virahol

*10.10    Canadian Patent No. 1,337,329/Virahol

*10.11    Mexican Patent No. 185,884/Virahol

*10.12    U.K. Patent No. 2,294,639/Virahol

*10.13    U.K. Patent No. 2,245,171/Virahol

*10.14    U.S. Patent No. 5,405,602/Sterihol

*10.15    U.S. Patent No. 5,145,663/Virahol

*10.16    U.S. Patent No. 5,441,723/Virahol

*10.17    U.S. Patent No. 5,637,307/Method of Immersion Sterilization &
          Organic Cold Chemical Sterilant

*10.18    New Zealand Patent No. 269,419/Virahol

*10.19    Employment Agreement with Paul Simmons

*10.20    Employment Agreement with Andrew T. Libby, Jr.

*10.21    Norpak Manufacturing Inc. Agreement

*10.22    Consulting Agreement with Kenneth J. Chester

*10.23    Option Agreement re: Purchase of SunSwipe, Inc.

*10.24    Consulting Agreement with Robert P. Belling

*10.25    Scott R. Dotson Agreement

*10.26    Trademark - Veridien

*10.27    Australian Patent No. 695,346/Virahol (DSII)

*10.28    U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

*10.29    U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

*10.30    U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

*10.31    U.S. Patent No. 5,985,929/Cold Chemical Sterilant

*10.32    Canadian Patent No. 2,166,810/Virahol (DSII)

*10.33    Trademark and Design - Viraguard

*21.1     Subsidiaries

*21.2     Subsidiaries (as of December 31, 2000)

 21.3     Subsidiaries (as of December 31, 2001)


*        Exhibit previously filed.

REPORTS ON FORM 8-K

No Forms 8-K were filed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION


By  /s/ Sheldon C. Fenton, C.E.O.                      , President
    ---------------------------------------------------
              Sheldon C. Fenton, C.E.O.

Date    March 28, 2002
     --------------------------------------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Sheldon C. Fenton, C.E.O.
    ---------------------------------------------------------------
          Sheldon C. Fenton, C.E.O.

Date     March 28, 2002
     --------------------------------------------------------------


By   /s/ Russell D. Van Zandt, Chairman of the Board of Directors
    ---------------------------------------------------------------
         Russell D. Van Zandt, Chairman of the Board of Directors

Date     March 28, 2002
    ---------------------------------------------------------------


By   /s/ Rene A. Gareau, Vice Chairman of the Board of Directors
    ---------------------------------------------------------------
         Rene A. Gareau, Vice Chairman of the Board of Directors

Date     March 28, 2002
    ---------------------------------------------------------------