Form 10QSB
period 2002-03-31
VERIDIEN CORP
filed 2002-05-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-25555

Veridien Corporation

(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida	33782-6105

(Address of principal executive offices)	(Zip Code)

(727) 576-1600

(Issuer’s telephone number, including Area Code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

TABLE OF CONTENTS

Pages

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3-6
	Notes to Financial Statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 5.	Other Information	14

PART 1
FINANCIAL INFORMATION

Item 1.    Financial Statements

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001

Current assets:
Cash	$10,521	$7,219
Accounts receivable — trade
Less allowance for doubtful accounts of $48,306 and $46,900 respectively	268,582	158,127
Inventory	542,794	586,313
Marketable securities	166,500	124,500
Prepaid expenses and other current assets	32,007	54,728

Total current assets	1,020,404	930,887
Property and equipment:
Furniture and fixtures	390,211	390,211
Leasehold improvements	-0-	-0-

	390,211	390,211
Less accumulated depreciation	367,754	364,560

	22,457	25,651
Other Assets:
Investment in common stock restricted, cost basis	64,500	64,500
Patents, less accumulated amortization of $494,105 and $493,202 respectively	20,277	21,179
Security deposits and other assets	33,875	37,022

	118,652	122,701

	$1,161,513	$1,079,239

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets — Continued
(Unaudited)
March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001

Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$5,002	$5,886
Note payable	350,014	343,792
Convertible debentures due	100,000	100,000
Accounts payable	1,505,201	1,257,102
Accrued compensation	9,596	6,506
Accrued interest	754,931	684,968
Other accrued liabilities	10,000	23,719
Customer deposit	10,007	20,327
Due to stockholders	49,979	49,463

Total current liabilities	2,794,730	2,491,763
Long term liabilities:
Capital lease obligations less current	9,960	11,173
Convertible debentures	2,171,096	2,162,500

Total liabilities	4,975,786	4,665,436
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at March 31, 2002 and December 31, 2001	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 and 174,219 issued and outstanding at March 31, 2002 and December 31, 2001	175	175
Common stock — $.001 par value; 300,000,000 shares authorized, 175,369,657 and 174,179,487 issued and outstanding at March 31, 2002 and December 31, 2001	175,370	174,181
Additional paid-in capital	29,631,043	29,574,065
Common stock warrants	26,399	26,399
Accumulated deficit	(33,416,017)	(31,342,593)
Current Period Profit/(Loss)	(286,243)	(2,073,424)

	(3,809,273)	(3,581,197)
Stock subscriptions receivable	(5,000)	(5,000)

Total Stockholders’ Deficit	(3,814,273)	(3,586,197)

	$1,161,513	$1,079,239

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

For the three months ended
March 31, 2002 and March 31, 2001

	March 31, 2002	March 31, 2001

Sales	$284,793	$122,217
Operating costs and expenses:
Cost of sales	133,826	81,719
General, selling, and administrative	370,453	401,758
Research and development	25,974	25,347

	530,253	508,824

Loss from operations	(245,460)	(386,607)
Other income (expense):
Interest expense	(75,945)	(68,582)
Rental income	-0-	3,505
Realized gain on sale of obsolete inventory	31,500	-0-
Realized gain on marketable securities	3,630	-0-
Interest income	32	341

	(40,783)	(64,736)

Net loss before taxes	(286,243)	(451,343)
Income taxes	-0-	-0-
Net loss	$(286,243)	$(451,343)

Net loss per common share	$(.002)	$(.003)

Weighted average share outstanding	175,309,544	143,348,331

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended
March 31, 2002 and March 31, 2001

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net (loss)	$(286,243)	$(451,343)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	3,194	5,245
Realized gain on marketable securities	(35,130)	-0-
(Increase) decrease in:
Accounts receivable	(110,455)	(6,547)
Licensing fees receivable	-0-	49,997
Prepaid and other current assets	15,851	(10,462)
Inventory	43,519	(216,788)
Other assets	4,049	(4,190)
Increase (decrease) in:
Accounts payable and accrued expenses	313,655	528,413
Due to stockholders	516	516
Customer deposits	(10,320)	59,500

Net cash (used) by operating activities:	(61,364)	(45,659)
Cash flow from investing activities:
Investment in subsidiaries	-0-	-0-
Purchases of property and equipment	-0-	-0-

Net cash (used) by investing activities	-0-	-0-
Cash flow from financing activities:
Proceeds from convertible debentures	204,000	-0-
Net payment on capital leases	(2,097)	(1,710)
Net proceeds from borrowings	(195,404)	(522,000)
Proceeds from issuance of preferred and common stock	58,167	572,904

Net cash provided by financing activities	64,666	49,194
Net increase/(decrease) in cash	3,302	3,535
Cash at beginning of quarter	7,219	20,960

Cash at end of quarter	$10,521	$24,495

With regard to commitments and contingencies at March 31, 2002, there are no material changes from the financial statement footnotes as presented December 31, 2001.

Veridien Corporation
and Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2002

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2002.

Note A — Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying unaudited interim consolidated financial statements follows.

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

3.      Accounts Receivable

The Company uses the allowance method of accounting for doubtful accounts. The balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

4.      Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2002, raw materials and finished goods amounted to approximately $542,794.

5.      Reclassification

Certain reclassifications have been made to the December 31, 2001 audited consolidated financial statements to be in conformity with the March 31, 2002 unaudited interim financial statements.

Note A — Summary of Significant Accounting Policies — Continued

6.      Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 175,309,544 and 143,348,331 for the quarter ending March 31, 2002 and 2001, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B — Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2001 and included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and March 31, 2001, respectively. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $33.7 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $3.8 million, a deficit in working capital of $1.8 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to utilize its current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities.

Note B — Realization of Assets — Continued

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

Note C — Marketable Securities and Investments

In February 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

In February 2002 the Company realized a gain on marketable securities. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter — March 31, 2002 Compared with March 31, 2001

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2002 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are a Health Care company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, FRUIT & VEGETABLE WASH and SUN PROTECTION PRODUCTS.

The flagship product, VIRAHOL® Hospital Disinfectant/Cleaner & Instrument Presoak, is now being marketed as VIRAGUARD® Hospital Disinfectant/Cleaner & Instrument Presoak. VIRAGUARD® Hospital Disinfectant/Cleaner & Instrument Presoak and VIRAGUARD® Hospital Surface Disinfectant Towelette are EPA registered disinfectants designed for effective disinfecting, cleaning and deodorizing of hard, inanimate nonporous surfaces. VIRAGUARD® Antiseptic Hand Gel and VIRAGUARD® Antimicrobial Hand Wipes, which are regulated by the FDA and utilize Veridien’s patented formulation, are effective against germs when soap and water hand washing is not possible.

Recent product line extensions have included sales of sunscreen impregnated towelettes being marketed under the SunSwipe™ label.

The Company has incurred losses since its incorporation. At March 31, 2002, the Company had an accumulated deficit of $33,702,260. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Result of Operations

First Quarter ended March 31, 2002 vs. First Quarter ended March 31, 2001

	First Quarter		Percentage of
	March 31		Net Revenue

	2002	2001	2002	2001

Net Sales	$284,793	$122,217	100%	100%
Cost of Goods Sold	133,826	81,719	47%	67%
Gross Profit	150,967	40,498	53%	33%
Operating Expenses:
General, Selling & Administrative	370,453	401,758	130%	329%
Research & Development	25,974	25,347	9%	21%
(Loss) from Operations	(245,460)	(386,607)	(86)%	(316)%
Other Income (Expense) Net	(40,783)	(64,736)	(14)%	(53)%
Net (Loss) Before Taxes	(286,243)	(451,343)	(101)%	(369)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(286,243)	$(451,343)	(101)%	(369)%

Consolidated gross revenues for first quarter 2002 increased by $193,892 or 154% to $319,955 compared with $126,063 in first quarter 2001.

•	Gross revenue from product sales increased for first quarter 2002 by $162,576 or 133% to $284,793 compared with $122,217 in first quarter 2001. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Gross rental income for first quarter 2002 decreased by $3,505 or 100% to $-0- compared with $3,505 in first quarter 2001. The Company previously subleased a portion of our former 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease approximately 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001, and the Company moved into our new facility during May 2001. The rental agreement for our new facility is for a 19-month period ending December 31, 2002, and the reduction in rent as compared to our old facility will result in net savings in excess of $180,000 annually. The new facility has sufficient office and warehouse space to satisfy our current needs and allow for future expansion.

•	In February 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	In February 2002 the Company realized a gain on marketable securities. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares.

•	Interest income for first quarter 2002 decreased by $309 or 91% to $32 compared with $341 in first quarter 2001.

Consolidated gross expenses for first quarter 2002 increased by $28,971 or 5% to $606,198 compared with $577,407 in first quarter 2001.

•	The cost of goods sold for first quarter 2002 increased by $52,107 or 64% to $133,826 compared with $81,719 in first quarter 2001. The cost of goods ratio as a percentage of sales was 47% in first quarter 2002 compared to 67% in first quarter 2001. The decrease in ratio of the cost of goods as a percentage of sales resulted primarily from sale of a product mix with higher margins. The Company continues to improve margins.

•	General, selling, and administrative expenses for first quarter 2002 decreased by $31,305 or 8% to $370,453 compared with $401,758 in first quarter 2001. Decreases that affected general and administrative costs were associated with rent expense for first quarter 2002 that decreased by 72% to $17,700 compared with $62,536 in first quarter 2001. Administrative wages also decreased for first quarter 2002 by 56% to $29,652 compared with $67,211 in first quarter 2001. This decrease is attributable to the reallocation of senior management expenses from administrative wages to consulting (see increase in consulting below). Additionally, selling expenses decreased for first quarter 2002 by 13% to $100,247 compared with $114,826 in first quarter 2001. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for first quarter 2002 that increased by 39% to $100,700 compared with $72,630 in first quarter 2001. Additional increases in general and administrative costs were associated with public company expenses for first quarter 2002 the increase in this category increased by 961% to $43,928 compared with $4,139 in first quarter 2002. This increase reflects the annual shareholder meeting which was held on March 6, 2002.

•	Research and development expenses for first quarter 2002 increased by $627 or 2% to $25,974 compared with $25,347 in first quarter 2001. This increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for first quarter 2002 increased by $7,363 or 11% to $75,945 compared with $68,582 in first quarter 2001. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Operating losses decreased to $286,243 first quarter 2002 from $451,343 in first quarter 2001. This represented a 37% decrease in operating losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2002 and March 31, 2001 we had working capital deficits of approximately $1,774,326 and $2,266,683 respectively. Our independent certified public accountants stated in their report on the 2001 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

•	During the three months ended March 31, 2002 we borrowed $204,000 by way of the issuance of Convertible Debentures.

•	During the three months ended March 31, 2002 two Convertible Debentures with principal balances of $50,404 and accrued interest of $4,762 were converted into 1,100,000 shares of common stock at an average conversion rate of $0.05 per share.

•	During the three months ended March 31, 2002, 90,170 common shares were issued to an employee under the terms of their employment contract. The effective price per share was $0.033.

•	During the three months ended March 31, 2002, accounts receivable increased by $110,455 to $268,582 from $158,127 at December 31, 2001. This increase is attributable to our increased sales level.

•	During the three months ended March 31, 2002, inventory decreased by 7.4 % to $542,794 compared with $586,313 at December 31, 2001. The decrease is due to increased sales activity in the first quarter. SunSwipe inventory currently accounts for 68% of our total inventory.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 3, 2002, we have cash of approximately $17,870 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no changes in the previously reported litigation.

Item 5.    Other Information

Veridien and E.I. du Pont de Nemours and Company have entered into an exclusive global distribution agreement to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes in the Mass Merchandise, First Responder, Household & Consumer, Industrial & Institutional, and Pool & Spa markets.

Veridien and DuPont have also signed a 90 day interim distribution agreement for all Viraguard® products worldwide. This agreement will be in place as DuPont and Veridien work to complete an exclusive global distribution agreement for Viraguard® product(s). DuPont has commenced marketing of Viraguard® products in the sanitation industry and the First Responder markets in the United States and Canada.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date	May 14, 2002	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton Chief Executive Officer

Date	May 14, 2002	By	/s/ Rene A. Gareau

Rene A. Gareau Exec.Vice President & Secretary