Form 10QSB
period 2002-06-30
VERIDIEN CORP
filed 2002-08-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-25555

Veridien Corporation

(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida	33782

(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

TABLE OF CONTENTS

Pages
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3-6
Notes to Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

PART II OTHER INFORMATION
Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 5. Other Information	17

Item 6. Exhibits and Report on Form 8-K
(a) Exhibit 3.9 — Certificate of Amendment of Certificate of Incorporation	19
(b) Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20
(c) Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001

Assets
Current Assets:
Cash	$70,184	$7,219
Accounts receivable — trade
Less allowance for doubtful account of $52,980 and $46,900 respectively	189,862	158,127
Inventory	448,492	586,313
Marketable securities	217,120	124,500
Prepaid expenses and other current assets	18,668	54,728

Total current assets	944,326	930,887
Property and equipment:
Furniture and fixtures	390,211	390,211
Leasehold improvements	-0-	-0-

	390,211	390,211
Less accumulated depreciation	370,950	364,560

	19,261	25,651
Other Assets:
Investment in common stock, cost basis	-0-	64,500
Patents less accumulated amortization of $495,007 and $493,202 respectively	19,375	21,179
Security deposits and other assets	33,875	37,022

	53,250	122,701

Total assets	$1,016,837	$1,079,239

See accompanying notes to the financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets — Continued
(Unaudited)
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001

Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$4,760	$5,886
Note payable	345,348	343,792
Convertible debentures due	100,000	100,000
Accounts payable	1,490,692	1,257,102
Accrued compensation	10,350	6,506
Accrued interest	824,003	684,968
Other accrued liabilities	22,040	23,719
Customer deposits	10,007	20,327
Due to stockholders	50,495	49,463

Total current liabilities	2,857,695	2,491,763
Long-term liabilities:
Capital lease obligations less current	8,699	11,173
Convertible debentures	2,086,096	2,162,500

Total long-term liabilities	2,084,795	2,173,673

Total liabilities:	4,952,490	4,665,436
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at June 30, 2002 and December 31, 2001	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 Authorized, 174,219 and 174,219 issued and outstanding at June 30, 2002 and December 31, 2001	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 179,316,675 and 174,179,487 shares issued and outstanding at June 30, 2002 and December 31, 2001	179,317	174,181
Additional paid-in capital	29,779,993	29,574,065
Common stock warrants	26,399	26,399
Accumulated deficit	(33,416,017)	(31,342,593)
Current period profit/(loss)	(560,520)	(2,073,424)

	(3,930,653)	(3,581,197)
Stock subscriptions receivable	(5,000	(5,000)

Total stockholders’ deficit	(3,935,653)	(3,586,197)

	$1,016,837	$1,079,239

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$282,362	$463,673	$567,155	$585,890
Operating costs and expenses:
Cost of sales	183,935	307,324	317,761	389,043
General, selling, and administrative	329,166	408,719	699,619	810,477
Research and development	53,429	11,799	79,403	37,146

	566,530	727,842	1,096,783	1,236,666

Loss from Operations	(284,168)	(264,169)	(529,628)	(650,776)
Other income (expense):
Interest expense	(80,198)	(66,424)	(156,143)	(135,006)
Interest income	49	456	81	797
Rental income	-0-	1,846	-0-	5,351
Change in market value of securities	13,570	(252,186)	13,570	(252,186)
Realized gain or loss	-0-	-0-	35,130	-0-
Realized gain or loss on sale of assets	11,970	(21,834)	11,970	(21,834)
Realized sale of cash credits	64,500	129,000	64,500	129,000
Sale of labs and equipment	-0-	85,000	-0-	85,000

	9,891	(124,142)	(30,892)	(188,878)
Net loss before taxes	(274,277)	(388,311)	(560,520)	(839,654)
Income taxes	-0-	-0-	-0-	-0-

Net loss	$(274,277)	$(388,311)	$(560,520)	$(839,654)

Net loss per common share	$(0.002)	$(0.003)	$(0.003)	$(0.006)
Weight average share outstanding	178,514,576	148,820,706	176,912,060	147,820,706

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended
June 30, 2002 and June 30, 2001

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net (loss)	$(560,520)	$(839,654)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	8,195	8,500
Change in market value of securities	(13,570)	-0-
Stock issuances for service	61,150	63,500
Realized gain/loss on marketable securities	(11,970)	-0-
(Increase) decrease in:
Accounts receivable	(31,735)	(214,859)
Licensing fees receivable	-0-	49,997
Prepaid and other current assets	36,060	(44,540)
Inventories	137,821	(491,082)
Other assets	6,756	121,651
Increase (decrease) in:
Accounts payable and accrued expenses	370,156	1,113,494
Due to stockholders	1,032	516
Customer deposits	(10,320)	2,206

Net cash (used) by operating activities:	(6,945)	(230,271)
Cash flow from investing activities:
Net purchases and disposal of property and equipment	-0-	18,297

Net cash (used) by investing activities	-0-	18,297
Cash flow from financing activities:
Proceeds from convertible debentures	204,000	85,000
Net payment on capital leases	(3,600)	(3,495)
Net proceeds from borrowings	(130,490)	140,681

Net cash provided by financing activities	69,910	222,186
Net increase/(decrease) in cash	62,965	10,212
Cash at beginning of year	7,219	20,960

Cash at end of quarter	$70,184	$31,172

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements At June 30, 2002:

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

4. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2002, raw materials and finished goods amounted to approximately $448,492.

5. Reclassification

Certain reclassifications have been made to the December 31, 2001 audited consolidated financial statements to be in conformity with the June 30, 2002 unaudited interim financial statements.

Note A — Summary of Significant Accounting Policies — Continued

6. Net Loss Per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 178,514,576 and 148,820,706 for the quarter ending June 30, 2002 and 2001, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B — Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the three months and six months ended June 30, 2002 and June 30, 2001, respectively. The results for the three months and six months ended June 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $34 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $3.9 million, a deficit in working capital of $1.9 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C — Marketable Securities and Investments

On May 4, 2001 the Company exchanged cash credits with a stated value of $129,000 for 430,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $64,500 of other income from this transaction which represents 50% of fair market value of the shares after an estimated marketability discount due to restrictions. The investment in the common shares was recorded at the cost of $64,500 at December 31, 2001 and had not been recognized as a marketable security due to the restrictions that existed on its disposition. On May 4, 2002, the restrictions expired and the Company reclassified the shares to and has made an adjustment in the amount of $64,500 reflect the current market value at June 30, 2002. The shares were recorded to marketable securities and valued at $137,600. An unrealized gain in the amount of $64,500 was recognized for the difference between book value and fair market value.

In February 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security received. During the quarter ending June 30, 2002 these shares were sold and a loss in the amount of $10,720 was recognized.

In February 2002 the Company realized a gain on marketable securities. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares received. During the quarter ending June 30, 2002 these shares were sold and a loss in the amount of $2,425 was recognized.

During the quarter ending June 30, 2002, an additional 166,500 shares H-Quotient Inc. (HQNT) shares were sold and a gain was recognized in the amount of $25,115.

At June 30, 2002 and December 31, 2001 the Company owned 678,500 and 415,000 shares, respectively of H-Quotient Inc. (HQNT) representing a carrying value of $217,120 and $124,500. The Company also owned an additional 430,000 restricted shares of HQNT at December 31, 2001. (see note above)

Note D — Supplemental Cash Flow Disclosures

The Company exchange accounts receivable and inventory in the amount of $38,370 for marketable securities. The Company recognized an increase in carrying value and change in classifications on an investment in the amount of $64,500 due to the elapsing of time restrictions.

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10Ksb filed with the SEC in March 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter — June 30, 2002 Compared With June 30, 2001, and Six-months Ended June 30, 2002 Compared With June 30, 2001

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2002 for the three months and six months ended June 30, 2002 and June 30, 2001, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Health Care company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed and/or focused on PATENTED as well as UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, FRUIT & VEGETABLE WASH and SUN PROTECTION PRODUCTS.

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

The Company has incurred losses since its incorporation. At June 30, 2002, the Company had an accumulated deficit of $33,976,537. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Results of operations

Second Quarter ended June 30, 2002 vs. Second Quarter ended June 30, 2001

	Second Quarter		Percentage of
	June 30,		Net Revenue

	2002	2001	2002	2001

Net Sales	$282,362	$463,673	100%	100%
Cost of Goods Sold	183,935	307,324	65%	66%
Gross Profit	98,427	156,349	35%	34%
Operating Expenses:
General, Selling & Administrative	329,166	408,719	117%	88%
Research & Development	53,429	11,799	19%	3%
(Loss) from Operations	(284,168)	(264,169)	(101)%	(57)%
Other Income (Expense) Net	9,891	(124,142)	4%	(27)%
Net (Loss) Before Taxes	(274,277)	(388,311)	(97)%	(84)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(274,277)	$(388,311)	(97)%	(84)%

Second Quarter — June 30, 2002 Compared With June 30, 2001

Consolidated gross revenues for second quarter 2002 decreased by $33,504 or 8%, to $372,451 compared with $405,955 in second quarter 2001.

•	Gross revenue from product sales decreased for second quarter 2002 by $181,311, or 39%, to $282,362 compared with $463,673 in second quarter 2001. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for second quarter 2002 decreased by $407, or 89% to $49 compared with $456 in second quarter 2001.

•	Gross rental income for second quarter 2002 decreased by $1,846, or 100% to $-0- compared with $1,846 in second quarter 2001. The Company previously subleased a portion of our former 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease approximately 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001, and the Company moved into our new facility during May 2001. The rental agreement for our new facility is for a 19-month period ending December 31, 2002, and the reduction in rent as compared to our old facility will result in net savings in excess of $180,000 annually. The new facility has sufficient office and warehouse space to satisfy our current needs and allow for future expansion.

•	Change in value of securities for second quarter 2002 recognizes an increase of $13,570 in the value of the marketable securities held by the Company. During second quarter 2001, the amount of $252,186 was recognized as a write down of investment in common stock, restricted.

•	Realized gain or loss on sale of assets for second quarter 2002 recognized a net gain of $11,970 on the sale of marketable securities. During second quarter 2001, the amount of $21,834 was recognized for a loss on sale and disposal of assets during the Company’s relocation.

•	Realized sale of cash credits for second quarter 2002 recognized a net gain on the sale of cash credits in the amount of $64,500. This investment has now been reclassified as a marketable security at the fair market value as of June 30, 2002. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. At December 31, 2001 the $129,000 was written down to $64,500 due to their restrictions. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of $23,000 cash credits still remains with SGD International.

•	During second quarter 2001, an amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. All testing and research is done off site on an as needed basis which lowers cost of overhead.

Consolidated gross expenses for second quarter 2002 decreased by $147,538, or 19%, to $646,728 compared with $794,266 in second quarter 2001.

•	The cost of goods sold for second quarter 2002 decreased by $123,389, or 40% to $183,935 compared with $307,324 in second quarter 2001. The decrease in the cost of sales resulted primarily from decreased sales of 39% over the same period of 2001. Profit margins at 35% and 34%, respectively were relatively the same.

•	General, selling, and administrative expenses for second quarter 2002 decreased by $79,553 or 19% to $329,166 compared with $408,719 during the same period of 2001. Decreases that affected general and administrative costs were associated with rent expense for second quarter 2002 that decreased by 40% to $17,700 compared with $29,523 in second quarter 2001. Administrative wages also decreased for second quarter 2002 by 59% to $30,807 compared with $74,820 in second quarter 2001. This decrease is attributable to the re-allocation of senior management expenses from administrative wages to consulting (see increase in consulting below). Additionally, selling expenses decreased for second quarter 2002 by 7% to $105,185 compared with $113,035 in second quarter 2001. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2002 that increased by 69% to $104,358 compared with $61,610 in second quarter 2001. Additional increases in general and administrative costs were associated with public company expenses for second quarter 2002 the increase in this category increased by 955% to $26,471 compared with $2,510 in second quarter 2001. This increase reflects expenses for the annual shareholder meeting which was held on March 6, 2002.

•	Research and development expenses for second quarter 2002 increased by $41,630, or 353% to $53,429 compared with $11,799 in second quarter 2001. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2002 increased by $13,774, or 21% to $80,198 compared with $66,424 in second quarter 2001. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Operating losses decreased to $274,277 second quarter 2002 from $388,311 in second quarter 2001. This represented a 29% decrease in operating losses.

Six Months ended June 30, 2002 vs. Six Months ended June 30, 2001

	Six Months ended		Percentage of
	June 30,		Net Revenue

	2002	2001	2002	2001

Net Sales	$567,155	$585,890	100%	100%
Cost of Goods Sold	317,761	389,043	56%	66%
Gross Profit	249,394	196,847	44%	34%
Operating Expenses:
General, Selling & Administrative	699,619	810,477	123%	138%
Research & Development	79,403	37,146	14%	6%
(Loss) from Operations	(529,628)	(650,776)	(93)%	(111)%
Other Income (Expense) Net	(30,892)	(188,878)	(5)%	(32)%
Net (Loss) Before Taxes	(560,520)	(839,654)	(99)%	(143)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(560,520)	$(839,654)	(99)%	(143)%

Six-Months ended June 30, 2002 Compared with Six Months Prior Year ended June 30, 2001

Consolidated gross revenues for the six months ended June 30, 2002 increased by $160,388, or 30% to $692,406, compared with $532,018 during the same period of 2001.

•	Gross revenue from product sales decreased for the first six months of 2002 by $18,735, or 3%, to $567,155 compared with $585,890 in 2001. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for the first six months of 2002 decreased by $716, or 90% to $81 compared with $797 during the same period of 2001.

•	Gross rental income for the six months ended June 30, 2002 decreased by $5,351, or 100% to $-0- compared with $5,351 in the same period of 2001. The Company previously subleased a portion of our former 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease approximately 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001, and the Company moved into our new facility during May 2001. The rental agreement for our new facility is for a 19-month period ending December 31, 2002, and the reduction in rent as compared to our old facility will result in net savings in excess of $180,000 annually. The new facility has sufficient office and warehouse space to satisfy our current needs and allow for future expansion.

•	Change in value of securities for the six months ended June 30, 2002 recognizes an increase of $13,570 in the value of the marketable securities held by the Company. During the six months ended June 30, 2001 the amount of $252,186 was recognized as a write down of investment in common stock, restricted.

•	Realized gain or loss for the six months ended June 30, 2002 realized a gain on the receipt of 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during the six months ended June 30, 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	Realized gain or loss on sale of assets for the six months ended June 30, 2002 recognized a net gain of $11,970 on the sale of marketable securities. During the six months ended June 30, 2001 the amount of $21,834 was recognized for a loss on sale and disposal of assets during the Companies relocation.

•	Realized sale of cash credits for the six months ended June 30, 2002 recognized a net gain on the sale of cash credits in the amount of $64,500. This investment has now been reclassified as a marketable security at the fair market value as of June 30, 2002. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. At December 31, 2001 the $129,000 was written down to $64,500 due to their restrictions. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of $23,000 cash credits still remain with SGD International.

•	During the six months ended June 30, 2001 an amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. All testing and research is done off site on an as needed basis which lowers cost of overhead.

Consolidated gross expenses for the first six months of 2002 decreased by $118,746, or 9%, to $1,252,926 compared with $1,371,672 during the same period of 2001.

•	The cost of goods sold for the six months ended June 30, 2002 decreased by $71,282, or 18% to $317,761 compared with $389,043 during the same period of 2001. The decrease in the cost of sales resulted primarily from decreased sales at 3% over the same period of 2001. There was a decrease in the cost of goods ratio as a percentage of sales to 56% during the current year 2002 compared to 66% in the same period of 2001. The Company is continuing to work towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for six months ended June 30, 2002 decreased by $110,858, or 14% to $699,619 compared with $810,477 during the same period of 2001. Decreases that affected general and administrative costs were associated with rent expense for six months ended June 30, 2002 that decreased by 45% to $35,400 compared with $64,693 in the same period 2001. Administrative wages also decreased for six months ended June 30, 2002 by 56% to $63,156 compared with $142,348 in the same period 2001. This decrease is attributable to the re-allocation of senior management expenses from administrative wages to consulting (see increase in consulting below). Additionally, selling expenses decreased for six months ended June 30, 2002 by 4% to $215,825 compared with $225,686 in the same period 2001. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2002 that increased by 53% to $205,058 compared with $134,240 in the same period 2001. Additional increases in general and administrative costs were associated with public company expenses for six months ended June 30, 2002 the increase in this category increased by 959% to $70,399 compared with $6,649 in the same period 2001. This increase reflects expenses for the annual shareholder meeting which was held on March 6, 2002.

•	Research and development expenses for the first six months of 2002 increased by $42,257, or 114% to $79,403 compared with $37,146 during the same period of 2001. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for the first six months of 2002 increased by $21,137, or 16% to $156,143 compared with $135,006 during the same period of 2001. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

Operating losses decreased to $560,520 during the first six months of 2002 from $839,654 during the same period of 2001. This represented a less than 33% increase in operating losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30, 2002 and June 30, 2001 we had working capital deficits of approximately $1,913,369 and $2,270,660 respectively. Our independent certified public accountants stated in their report on the 2001 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

•	During the second quarter 2 Convertible Debentures with principal balances of $85,000 and accrued interest of $9,747.22 were converted into 2,225,278 shares of common stock at an average conversion rate of $0.043 per share

•	During the second quarter 102,037 common shares were issued to an employee under the terms of their employment contract. The effective price per share was $0.029.

•	During the second quarter 1,619,703 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $55,150 and included general consulting services, R&D consulting services and shareholder relations services. The effective price per share was $0.034.

•	During the second quarter the company liquidated a portion of its marketable securities for a net cashflow of $101,808.

•	During the three months ended March 31, 2002 we borrowed $204,000 by way of the issuance of Convertible Debentures.

•	During the three months ended March 31, 2002 2 Convertible Debentures with principal balances of $50,404 and accrued interest of $4,762 were converted into 1,100,000 shares of common stock at an average conversion rate of $0.05 per share.

•	During the three months ended March 31, 2002, 90,170 common shares were issued to an employee under the terms of their employment contract. The effective price per share was $0.033.

•	During the six months ended June 30, 2002, accounts receivable increased by $31,735 to $189,862 from $158,127 at December 31, 2001. This increase is attributable to our increased sales level.

•	During the six months ended June 30, 2002, inventory decreased by 23.5 % to $448,492 compared with $586,313 at December 31, 2001. The decrease is due to increased sales activity in the first two quarters. SunSwipe inventory currently accounts for 63% of our total inventory.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of August 7, 2002, we have cash of approximately $133,700 and during August and September, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during quarter ending June 30, 2002:

Debentures

2001 Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 2001 Convertible Debentures were converted to the indicated number of shares of Common Stock.

Date of
Conversion	Amount Converted	Shares of Common Stock

April 18, 2002	$56,208	1,124,167
June 13, 2002	$38,539	1,101,111

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Common Stock

On April 2, 2002 we issued 19,697 shares of Common Stock valued at $650 to an individual for consulting services in investor public relations. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On April 2, 2002 we issued 200,000 shares of Common Stock valued at $6,400 to an individual involved in a specific retail market industry for his services consisting of introductions and implementations to a specific retail market. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On April 2, 2002 we issued 50,000 shares of Common Stock valued at $2,000 to an individual as compensation of services in investor public relations. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On April 2, 2002 we issued 150,000 shares of Common Stock valued at $6,000 to an individual as compensation of services in investor public relations. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On April 2, 2002 we issued 210,000 shares of Common Stock valued at $10,500 to the Chairman of the Board for related consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On June 30, 2002 we issued 102,037 shares of Common Stock valued at $3,000 to an employee to fulfill the Common Stock compensation portion of his employment contract. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	Not applicable.

Item 5. Other Information

Veridien and E.I. du Pont de Nemours and Company have entered into an exclusive distribution agreement to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s sunscreen towelettes in the Consumer and Household, First Responder, Mass Merchandise, Industrial and Institutional, and Pool and Spa markets.

In second quarter 2002, Veridien and Dupont signed an interim distribution agreement for all Viraguard® products worldwide. Veridien and Dupont are negotiating an exclusive global sales agreement for Viraguard® products worldwide in specific market segments. The agreement is expected to be completed in third quarter 2002.

Item 6. Exhibits and Report On Form 8-K

(a) Exhibit 3.9 — Certificate of Amendment of Certificate of Incorporation

(b) Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation (Registrant)

Date August 14, 2002	By /s/ Sheldon C. Fenton

Sheldon C. Fenton Chief Executive Officer

Date August 14, 2002	By /s/ Rene A. Gareau

Rene A. Gareau Exec.Vice President & Secretary