Form 10QSB
period 2002-09-30
VERIDIEN CORP
filed 2002-11-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   ☒    No   ☐

Pages

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3-6
Notes to Financial Statements	7-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
PART II OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities	19
Item 5. Other	19
Item 6. Exhibits and Report on Form 8-K
(a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20
(b) Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

Assets
Current Assets:
Cash	$10,958	$7,219
Accounts receivable – trade
Less allowance for doubtful accounts of $57,120 and $46,900 respectively	157,472	158,127
Inventory	386,575	586,313
Marketable securities	419,840	124,500
Prepaid expenses and other current assets	40,101	54,728

Total current assets	1,014,946	930,887
Property and equipment:
Furniture and fixtures	390,211	390,211
Less accumulated depreciation	373,576	364,560

	16,635	25,651
Other Assets:
Investment in common stock, cost basis	-0-	64,500
Patents less accumulated amortization of $495,909 and $493,202 respectively	18,473	21,179
Security deposits and other assets	29,875	37,022

	48,348	122,701

Total assets	$1,079,929	$1,079,239

See accompanying notes to the financial statements.

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$4,951	$5,886
Note payable	365,792	343,792
Convertible debentures due	920,000	100,000
Accounts payable	1,348,720	1,257,102
Accrued compensation	9,953	6,506
Accrued interest	903,901	684,968
Other accrued liabilities	35,146	23,719
Customer deposits	9,827	20,327
Due to stockholders	51,010	49,463

Total current liabilities	3,649,300	2,491,763
Long-term liabilities:
Capital lease obligations less current	6,322	11,173
Convertible debentures	1,411,096	2,162,500

Total long-term liabilities	1,417,418	2,173,673

Total liabilities:	5,066,718	4,665,436

Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at September 30, 2002 and December 31, 2001	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 Authorized, 174,219 and 174,219 issued and outstanding at September 30, 2002 and December 31, 2001	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 179,468,220 and 174,179,487 shares issued and outstanding at September 30, 2002 and December 31, 2001	179,468	174,181
Additional paid-in capital	29,784,388	29,574,065
Common stock warrants	26,399	26,399
Accumulated deficit	(33,416,017)	(31,342,593)
Current period profit/(loss)	(616,202)	(2,073,424)

	(3,981,789)	(3,581,197)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(3,986,789)	(3,586,197)

	$1,079,929	$1,079,239

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales	$121,949	$150,569	$689,104	$736,459
Operating costs and expenses:
Cost of sales	84,513	78,243	402,274	467,286
General, selling, and administrative	264,640	377,309	964,259	1,187,786
Research and development	27,629	-0-	107,032	37,146

	376,782	455,552	1,473,565	1,692,218

Loss from Operations	(254,833)	(304,983)	(784,461)	(955,759)

Other income (expense):
Interest expense	(80,959)	(66,842)	(237,102)	(201,848)
Interest income	146	77	227	874
Rental income	-0-	-0-	-0-	5,351
Unrealized gain on marketable securities	256,000	-0-	269,570	(252,186)
Realized gain or loss	-0-	-0-	35,130	-0-
Realized gain or loss on sale of assets	23,964	-0-	35,934	(21,834)
Realized sale of cash credits	-0-	-0-	64,500	129,000
Sale of labs and equipment	-0-	-0-	-0-	85,000

	199,151	(66,765)	168,259	(255,643)
Net loss before taxes	(55,682)	(371,748)	(616,202)	(1,211,402)
Income taxes	-0-	-0-	-0-	-0-

Net loss	$(55,682)	$(371,748)	$(616,202)	$(1,211,402)

Net loss per common share	$(0.0003)	$(0.0024)	$(0.0035)	$(0.0081)
Weight average share outstanding	179,401,553	154,915,740	177,741,891	148,621,486

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended
September 30, 2002 and September 30, 2001

	September 30, 2002	September 30, 2001

Cash flows from operating activities
Net (loss)	$(616,202)	$(1,211,402)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	11,722	13,197
Realized (gains) losses	(135,564)	-0-
Exchange of barter credits	-0-	(124,500)
Net (increase) decrease on marketable securities	(94,454)	252,186
Stock issuances for services	65,696	79,441
Allowance for doubtful accounts	10,220	(7,128)
Accounts receivable	(9,565)	(118,526)
Inventories	199,738	(444,524)
Licensing fees receivable	-0-	49,997
Prepaid and other current assets	14,627	(3,621)
Other assets	6,325	(8,168)
Accounts payable and accrued expenses	325,425	1,279,682
Due to stockholders	1,547	1,547
Customer deposits	(10,500)	2,087

Net cash (used) by operating activities	(230,985)	(239,732)

Cash flow from investing activities:
Net purchases and disposal of property and equipment	-0-	19,360

Net cash (provided) by investing activities	-0-	19,360

Cash flow from financing activities:
Proceeds from convertible debentures	204,000	85,000
Net proceeds from borrowings	16,214	(522,000)
Proceeds from issuance of preferred and common stock	14,510	677,682

Net cash (provided) by financing activities	234,724	240,682

Net increase (decrease) in cash and equivalents	3,739	20,310
Cash and equivalents, beginning of year	7,219	20,960

Cash and equivalents, end of quarter	$10,958	$41,270

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2002:

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2002.

Note A – Summary of Significant Accounting Policies

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

4. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2002, raw materials and finished goods amounted to approximately $386,575.

5. Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting principally of accounts receivable, investments in marketable securities, accounts payable, accrued expenses and debt to approximate the fair value of the respective assets and liabilities at September 30, 2002, and December 31, 2001.

Note A – Summary of Significant Accounting Policies — Continued

6. Reclassification

Certain reclassifications have been made to the December 31, 2001 audited consolidated financial statements to be in conformity with the September 30, 2002 unaudited interim financial statements.

7. Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 179,401,553 and 154,915,740 for the quarter ending September 30, 2002 and 2001, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2002 and September 30, 2001, respectively. The results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Note B – Realization of Assets — Continued

The Company has a deficit in stockholders’ equity of $4 million, a deficit in working capital of $2.6 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C – Marketable Securities and Investments

On May 4, 2001 the Company exchanged cash credits with a stated value of $129,000 for 430,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $64,500 of other income from this transaction which represents 50% of fair market value of the shares after an estimated marketability discount due to restrictions. The investment in the common shares was recorded at the cost of $64,500 at December 31, 2001 and had not been recognized as a marketable security due to the restrictions that existed on its disposition. On May 4, 2002, the restrictions expired and the Company reclassified the shares to marketable securities, trading securities. The Company has made an adjustment in the amount of $64,500 reflect the current market value at June 30, 2002. The shares were recorded to marketable securities and valued at $137,600. An unrealized gain in the amount of $64,500 was recognized for the difference between book value and fair market value.

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

Note C – Marketable Securities and Investments – Continued

During the quarter ending June 30, 2002, an additional 166,500 shares H-Quotient Inc. (HQNT) shares were sold and a gain was recognized in the amount of $25,115.

During the quarter ending September 30, 2002 an additional 166,500 shares H-Quotient Inc. (HQNT) shares were sold and a gain was recognized in the amount of $23,964.

At September 30, 2002 and December 31, 2001 the Company owned 512,000 and 415,000 shares, respectively of H-Quotient Inc.(HQNT) representing a carrying value of $419,840 and $124,500. An unrealized gain in the amount of $256,000 and $269,570 was recognized for the quarter and nine months ended September 30, 2002 to adjust the carrying value to market value. The Company also owned an additional 430,000 restricted shares of HQNT at December 31, 2001. (see note above)

Note D – Supplemental Cash Flow Disclosures

During the nine months ended September 30, 2002 the Company exchanged accounts receivable and inventory in the amount of $38,370 for marketable securities. The Company recognized an increase in carrying value and change in classifications on an investment in the amount of $64,500 due to the elapsing of time restrictions.

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter – September 30, 2002 Compared with September 30, 2001, and Nine-Months Ended September 30, 2002 Compared with September 30, 2001

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2002 for the three months and nine months ended September 30, 2002 and September 30, 2001, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

The Company has incurred losses since its incorporation. At September 30, 2002, the Company had an accumulated deficit of $34,032,219. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Results of Operations

Third Quarter ended September 30, 2002 vs. Third Quarter ended September 30, 2001

	Third Quarter		Percentage of
	September 30,		Net Revenue

	2002	2001	2002	2001

Net Sales	$121,949	$150,569	100%	100%
Cost of Goods Sold	84,513	78,243	69%	52%
Gross Profit	37,436	72,326	31%	48%
Operating Expenses:
General, Selling & Administrative	264,640	377,309	217%	251%
Research & Development	27,629	-0-	23%	0%
(Loss) from Operations	(254,833)	(304,983)	(209)%	(203)%

Other Income (Expense) Net	199,151	(66,765)	163%	(44)%

(Loss) Before Minority Interest	(55,682)	(371,748)	(46)%	(247)%
Elimination of Minority Interest	-0-	-0-	0%	0%

Net (Loss) Before Taxes	(55,682)	(371,748)	(46)%	(247)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(55,682)	$(371,748)	(46)%	(247)%

Third Quarter — September 30, 2002 Compared with September 30, 2001

Consolidated gross revenues for third quarter 2002 increased by $251,413, or 167%, to $402,059 compared with $150,646 in third quarter 2001.

•	Gross revenue from product sales decreased for third quarter 2002 by $28,620 or 19%, to $121,949 compared with $150,569 in third quarter 2001. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases next year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for third quarter 2002 increased by $69, or 90% to $146 compared with $77 in third quarter 2001. The increase in interest income is due primarily to an increased daily cash balance earning interest.

•	Additionally, other income for third quarter 2002 increased by $279,964, or 100% to $279,964 compared with $-0- in third quarter 2001. The unrealized gain in marketable securities for third quarter 2002 recognizes an increase of $256,000 in the value of the marketable securities held by the Company. The Company recognized realized gains of $23,964 and $-0- on the sale of marketable securities for the quarter ended September 30 2002 and 2001, respectively.

Consolidated gross expenses for third quarter 2002 decreased by $64,653, or 12% to $457,741 compared with $522,394 in third quarter 2001.

•	The cost of goods sold for third quarter 2002 increased by $6,270, or 8% to $84,513 compared with $78,243 in third quarter 2001. There was an increase in the cost of goods ratio as a percentage of sales to 69% in third quarter 2002 compared to 52% in third quarter 2001. The increase in the cost of sales resulted primarily in a combination of decreased sales at 19% over the same period of 2001 and the write-off of recently expired inventory. The Company is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for third quarter 2002 decreased by $112,669, or 30% to $264,640 compared with $377,309 in third quarter 2001. The decrease in general and administrative costs were attributable to the reduction and reclassification of senior management expenses from administrative wages to consulting for third quarter 2002 that decreased by 63% to $42,312 compared with $113,757 in third quarter 2001. Additional decreases that affected general and administrative costs were associated with professional service expenses for third quarter 2002 that decreased by 24% to $75,596 compared with $99,002 in third quarter 2001. Increases during third quarter 2002 included sales expenses by 13% to $88,651 compared with $78,471 in third quarter 2001.

•	Research and development for third quarter 2002 increased $27,629, or 100% to $27,629 compared with $-0- in third quarter 2001. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2002 increased by $14,117 or 21% to $80,959 compared with $66,842 in third quarter 2001. The increase in interest expense was due primarily to the increased value of various debts and the addition of interest.

•	Operating losses decreased to $254,833 in third quarter 2002 from $304,983 in third quarter 2001. This represented a 16% decrease in operating losses.

Nine Months ended September 30, 2002 vs. Nine Months ended September 30, 2001

	Nine Months ended		Percentage of
	September 30,		Net Revenue

	2002	2001	2002	2001

Net Sales	$689,104	$736,459	100%	100%
Cost of Goods Sold	402,274	467,286	58%	63%
Gross Profit	286,830	269,173	42%	37%
Operating Expenses:
General, Selling & Administrative	964,259	1,187,786	140%	161%
Research & Development	107,032	37,146	16%	5%
(Loss) from Operations	(784,461)	(955,759)	(114)%	(130)%

Other Income (Expense) Net	168,259	(255,643)	24%	(35)%

(Loss) Before Minority Interest	(616,202)	(1,211,402)	(89)%	(164)%
Elimination of Minority Interest	-0-	-0-	0%	0%

Net (Loss) Before Taxes	(616,202)	(1,211,402)	(89)%	(164)%
Income Taxes	0-	-0-	0%	0%
Net (Loss)	$(616,202)	$(1,211,402)	(89)%	(164)%

Nine months ended September 30, 2002 Compared with Nine Months ended September 30, 2001

Consolidated gross revenues for the nine months ended September 30, 2002 increased by $137,781, or 14% to $1,094,465, compared with $956,684 during the same period of 2001.

•	Gross revenue from product sales decreased for the nine months ended September 30, 2002 by $47,355, or 6% to $689,104 compared with $736,459 in 2001. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases next year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Gross rental income for the nine months ended September 30, 2002 decreased by $5,351, or 100% to $-0- compared with $5,351 in the same period of 2001. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc.

to lease 15,000 square feet of their building located at 2875 MCI Drive Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001 and the company moved into our new facility during the second and third weeks of May 2001. The rental agreement for our new facility is for a 19 month period ended December 31, 2002 and the reduction in rent as compared to our old facility will result in net savings of in excess of $180,000 annually. On October 29, 2002 our company entered into a new agreement with Vin-Dotco, Inc. to lease 2,600 square feet of office space of their building at the same location of our current lease. This new rental agreement will commence January 1, 2003 and is for a 24 month period ending December 31, 2004. The facility has sufficient office space to satisfy our current needs and allow for future expansion. All warehousing of products will be at various locations which will be strategically located in the U.S. for distribution.

•	Interest income for the nine months ended September 2002 decreased by $647, or 74% to $227 compared with $874 during the same period of 2001. The decrease in interest income is due to a decreased daily cash balance earning interest in 2002 compared with 2001.

•	Additionally, other income for the nine months ended September 30, 2002 increased by $191,134 or 89% to $405,134 compared with $214,000 during the same period of 2001.

•	The unrealized gain on marketable securities for the nine months ended September 30, 2002 recognizes a total increase of $269,570 in the value of the marketable securities held by the Company. During the nine months ended September 30, 2001 the amount of $252,186 was recognized as a loss because of a permanent write down of an investment in common stock, restricted.

•	Realized gain or loss for the nine months ended September 30, 2002 includes a realized gain on the receipt of 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during the nine months ended September 30, 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	Realized gain or loss on sale of assets for the nine months ended September 30, 2002 recognized a net gain of $35,934 on the sale of marketable securities. During the nine months ended September 30, 2001 the amount of $21,834 was recognized for a loss on sale and disposal of assets during the Company’s relocation.

•	During the nine months ending September 30, 2002 a realized sale of cash credits recognized a net gain on the sale of cash credits in the amount of $64,500. This investment has now been reclassified as a marketable security at the fair market value as of June 30, 2002. The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). At December 31, 2001 the $129,000 was written down to $64,500 due to their restrictions. Currently, a remainder of $23,000 cash credits still remains with SGD International. During the nine months ending September 30, 2001 an amount of $129,000 was recognized for the sale of cash credits with a stated value of $150,500.

Consolidated gross expenses for the first nine months of 2002 decreased by $457,419, or 21% to $1,710,667 compared with $2,168,086 during the same period of 2001.

•	The cost of goods sold for the nine months ended September 30, 2002 decreased by $65,012, or 14% to $402,274 compared with $467,286 during the same period of 2001. There was a decrease in the cost of goods ratio as a percentage of sales to 58% during the current year 2002 compared to 63% in the same period of 2001. The decrease in the cost of sales resulted primarily from a combination of decreased sales at 6% over the same period of 2001 and a change in product mix. The Company is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for the nine months ended September 30, 2002 decreased by $223,527, or 19% to $964,259 compared with $1,187,786 during the same period of 2001. The decrease in general and administrative costs were attributable to the re-allocation of senior management expenses from administrative wages to consulting for the first nine months of 2002 that decreased by 49% to $164,288 compared with $324,500 during the same period of 2001. Additional decreases that affected general and administrative costs were associated with rental expenses for the first nine months of 2002 that decreased by 56% to $53,100 compared with $121,576 during the same period of 2001. Increases that affected general and administrative costs were associated with professional service expenses for the first nine months of 2002 that increased by 46% to $351,082 compared with $239,891 during the same period of 2001. During the nine months ended September 30, 2002, sales expense increased by 1% to $304,776 compared with $303,257 during the same period of 2001.

•	Research and development for the first nine months of 2002 increased by $69,886 or 188%, to $107,032 compared with $37,146 during the same period of 2001. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for the first nine months of 2002 increased by $35,254, or 17% to $237,102 compared with $201,848 during the same period of 2001. The increase in interest expense was due primarily to the increased value of various debts and the addition of interest.

•	Operating losses decreased to $784,461 during the first nine months of 2002 from $955,759 during the same period of 2001. This represented an 18% decrease in operating losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30, 2002 and September 30, 2001 we had working capital deficits of approximately $2,634,354 and $2,484,939 respectively. Our independent certified public accountants stated in their report on the 2001 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on loans from officers, directors, and third parties, and from private placements of our securities to fund operations. These financings and equity placements are included in the following descriptions.

•	During the nine months ended September 30, 2002 a total of 292,207 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.03. The second and third quarter components were issued under the company’s S8 Registration Statement.

•	During the third quarter 2002 51,545 common shares, previously allocated to various staff in recognition of performance during 2001, vested and were issued under the company’s S8 Registration Statement.

•	During the third quarter the company liquidated a portion of its marketable securities for a net cashflow of $73,308.

•	During the second quarter 2 Convertible Debentures with principal balances of $85,000 and accrued interest of $9,747.22 were converted into 2,225,278 shares of common stock at an average conversion rate of $0.043 per share

•	During the second quarter 1,619,703 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $55,150 and included general consulting services, R&D consulting services and shareholder relations services. The effective price per share was $0.034.

•	During the second quarter the company liquidated a portion of its marketable securities for a net cashflow of $101,808.

•	During the three months ended March 31, 2002 we borrowed $204,000 by way of the issuance of Convertible Debentures.

•	During the three months ended March 31, 2002 2 Convertible Debentures with principal balances of $50,404 and accrued interest of $4,762 were converted into 1,100,000 shares of common stock at an average conversion rate of $0.05 per share.

•	During the nine months ended September 30, 2002, accounts receivable decreased by $655 to $157,472 from $158,127 at December 31, 2001.

•	During the nine months ended September 30, 2002, inventory decreased by 34% to $386,575 compared with $586,313 at December 31, 2001. The decrease can be attributed to the sale of SunSwipe inventory in the first and second quarters. Production to replenish this inventory for the upcoming sunscreen season will begin within the next few months.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of November 4, 2002, we have cash of approximately $43,000 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to acquire a larger volume of product inventory to support an anticipated increase in orders.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

PART II                                                                      OTHER INFORMATION

Item 1. Legal Proceedings

The previously reported suit filed (June 2001) against Veridien by Unico International Trading Corp. in the claimed amount of $922,326 was settled for a cash payment of $58,000 with no liability acknowledged by either party. Mutual releases have been exchanged by the parties.

There have been no changes in any other previously reported litigation.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	No issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during quarter ending September 30, 2002.

(d)	Not applicable.

Item 5. Other Information

Veridien and E.I. DuPont de Nemours and Company have entered into an exclusive distribution agreement to market Veridien’s line of sunscreen towelettes. Sales of these products in the Emergency Services and Industrial markets are expected to commence in the first quarter of 2003.

In addition, Veridien is finishing negotiations of a distribution agreement with Dupont for all Viraguard® products in the United States of America in specific market segments. The revised agreement is expected to be completed in the fourth quarter 2002 and will include certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats. Initial deliveries thereunder are expected to commence in January 2003.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 99.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date	November 14, 2002	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton Chief Executive Officer

Date	November 14, 2002	By	/s/ Rene A. Gareau

Rene A. Gareau Exec.Vice President & Secretary