Form 10KSB
period 2002-12-31
VERIDIEN CORP
filed 2003-03-28
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                                       OR
              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 for the transaction period _____ from to _____

                         Commission File Number 0-02555

                              Veridien Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                                59-3020382
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida                  33782-6105
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)

Issuer's telephone number (727) 576-1600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                               Name of each exchange on which
                                                            Registered

-----------------------------                     ------------------------------

-----------------------------                     ------------------------------

-----------------------------                     ------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $834,647.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 18, 2003 of $0.035, the aggregate market value of voting stock held by non-affiliates is $5,164,752.

                                TABLE OF CONTENTS

PART I                                                                       PAGE

Item 1      Description of Business                                            3

Item 2      Description of Property                                           11

Item 3      Legal Proceedings                                                 13

Item 4      Submission of Matters to a Vote of Security Holders               13

PART II

Item 5      Market for Registrant's Common Equity and Related                 14
            Stockholder Matters

Item 6      Management's Discussion and Analysis or Plan of Operation         18

Item 7      Financial Statements                                              24

Item 8      Changes in and Disagreements with Accountants on                  40
            Accounting Financial Disclosure

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;     41
            Compliance with Section 16(a) of the Exchange Act

Item 10     Executive Compensation                                            44

Item 11     Security Ownership of Certain Beneficial Owners and Management    46

Item 12     Certain Relationships and Related Transactions                    47

Item 13     Exhibits and Reports on Form 8-K                                  49

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

The change in our business plan was based upon our Management's analysis of our position after several years of pursuing the original business plan. Although the VIRAHOL(R)/VIRAGUARD(R) formulation is believed to offer advantages over competitive products, it was noted that (a) there were a number of competitors in the disinfectant market and establishment of a meaningful market share would require a continuing expenditure of time, effort and expense and (b) many of the competitors with better name recognition were financially stronger, so that the Company would have many barriers to overcome in building a market. Based upon this evaluation, Management decided that the Company needed to expand both its product focus and its market focus beyond the disinfectant products and beyond the medical and dental industries. A plan, structured by Management, was implemented for 2001. Under the plan, the Company's business was divided into two areas of focus.

The first area, the Disinfectant Division, was essentially the Company's line of infection control products with the liquid and gel product lines enhanced with the addition of new product delivery configurations such as canisters, towelettes and private labeling.

The second area, the Healthy Lifestyles Division, was focused on new products for which we had obtained distribution/sales rights, including: 1. the SunSwipe(TM) product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF 45, Baby 45 and after-tanning; all in a towelette product delivery configuration) and 2. BugSwipe(TM) (an insect repellant in the towelette product delivery configuration).

This Revised Business Plan was not intended to de-emphasize or abandon VIRAHOL(R)/VIRAGUARD(R) or the disinfectant market. Rather, the Disinfectant Division was to actively enhance the marketing of those historic products plus add new product introductions and expand beyond the medical and dental markets.

During 2001, the Company applied to the EPA to expand its label claims. In addition, the product delivery configurations were strengthened by being broadened to include canisters and towelettes in two sizes each. The Company expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other new division gave the Company many new and profitable products which could be offered to a wide variety of larger markets, including especially the retail and specialty markets.

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

As noted above with respect to hospital requirements, sales of our products are directly affected by the "kill" claims. Thus, regardless of the specifics of our Business Plan at any given time, implementation of certain programs may be dependent upon timing of EPA approvals. Furthermore, securing EPA approvals may have larger or smaller sales impact than anticipated, requiring reevaluation.

Since implementing the revised plan in 2001 we have received a number of additional EPA approvals:

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

Our potential market for these products has increased as a result of the additional approvals.

For 2003 we have made the following adjustments to our focus:

CURRENT FOCUS

During 2002 and early 2003, we have continued to focus our sales efforts on our Disinfectant products. We have expanded our product line to include Viraguard(R) Toilet Seat Wipes, which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians' offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

To spearhead expansion of our Dental Markets, beginning December 1, 2002, Veridien launched a national sales force of specialized dental representatives to target dental supply and distribution companies. The sales force is managed by MKS Associates, a specialty health products marketing company. Mark Siegler, the Principal of MKS Associates, has extensive experience in the dental supply industry.

During 2002, we signed a contract with Dunnigan Developments Ltd. to coordinate sales and marketing activities with our large multi-national and other major corporate customers. Paul Dunnigan, the principal of Dunnigan Developments Ltd., has 22 years experience in marketing and merchandising consumer products, as well as in supply-chain management for large retailing operations, including many years with a multi-national corporation.

We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our Company.

During 2002, we entered into a global distribution agreement with E.I. DuPont de Nemours and Company to market Veridien's line of sunscreen towelettes. DuPont has commenced marketing Veridien's towelettes and sales of these products in the Emergency Services and Industrial markets are expected to commence in the second quarter of 2003.

In addition, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard(R) products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard(R) Hard Surface Disinfectant Towelettes, Viraguard(R) Antiseptic Hand Wipes, Viraguard(R) Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003.

Employees - We employ four persons, all of whom are full-time employees.

           Department                            Number of Employees
           ----------                            -------------------
           Management & Finance                           2
           Sales                                          1
           Administration/Regulatory                      1

We also use consultants to assist with administration, sales, operations, and marketing. In addition to our employees, certain Board members, while not employees, provide assistance to us. Our core team including employees, active Board members, and primary consultants encompasses eleven people.

THE DISINFECTANT DIVISION

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

Pricing Strategy - The division's pricing strategy remains unchanged from last year. Although the VIRAHOL(R) composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors' pricing to emphasize the clear price/value comparison. We revised our prices during 1999 and again in 2002 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We still believe that our current pricing structure allows us margins which can support the

Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.

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

Manufacturing -Our products are manufactured in various locations primarily by contract fillers and contract packagers.

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

In order to "produce," defined to mean "to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . ." the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the U.S. EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year U.S. and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

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

Additional brand names for these two products (e.g. VIRAGUARD(R), Viraguard(R) Toilet Seat Wipes, etc.) are also registered.

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

THE HEALTHY LIFESTYLES DIVISION

This division is focused on new products for which we have obtained distribution/sales rights. Products in this division include our SunSwipe(TM) line and BugSwipe(TM) product.

We have adopted a new approach to marketing SunSwipe(TM) and BugSwipe(TM) products for 2003 and onward. We are developing Master Distributor Agreements with companies who have strong market penetration in specific areas. These include Emergency Services, Healthcare, Retail Mass Merchandise, Sporting Goods, Supermarkets, Convenience Stores, Industrial and Institutional sales channels. Master Distribution agreements allow us to take advantage of the Distributors' extensive abilities to place products in these markets.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2002, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states that the registered product is currently sold and/or distributed.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 2002 we leased approximately 15,000 square feet of an office/manufacturing/warehouse building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782-6105. Our area included office space and warehouse space. The lease commenced on May 1, 2001 and rent, at the rate of $5,900 per month, commenced on May 16, 2001. In addition to the rent, we paid 20% of the utilities and the real estate taxes, allocated to the percentage of the total building occupied by us. When our lease came due on December 31, 2002 we negotiated a renewal for the office portion only of our space, being approximately 2,600 square feet. Our current lease commenced on January 1, 2003, is at the rate of $ 1,625.00 per month and is for a period of 2 years. In addition to the rent, we pay 3.5% of the utilities and the real estate taxes, allocated to the percentage of the total building occupied by us. We were no longer in need of the warehouse space we had previously utilized as we have now contracted with North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is
(727) 576-1611 and our website address is www.veridien.com.

We currently lease a postage meter and copier. We have lease-to-buy agreements for our computer network system for $532.55 per month. We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, file cabinets, and miscellaneous equipment.

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

In addition, the Company has various foreign patents as follows:
     Australia Patent No. 628932, VIRAHOL(R)(DSI), issued January 22, 1993 United Kingdom Patent No. 2,245,171, VIRAHOL(R)(DSI), issued April 14, 1993 New Zealand Patent No. 269419, VIRAHOL(R)(DSII), issued July 15, 1994 Canadian Patent No. 1,337,329, VIRAHOL(R)(DSI), issued October 17, 1995 Mexican Patent No. 185,884, VIRAHOL(R)(DSII), issued September 9, 1997 Great Britain Patent No. 2,294,639, VIRAHOL(R)(DSII), issued January 14, 1998
     Australia Patent No. 695346, VIRAHOL(R)(DSII), issued November 26, 1998 Japanese Patent No. 2,904,917, VIRAHOL(R)(DSI), issued June 14, 1999 Canadian Patent No. 2,166,810, VIRAHOL(R)(DSII), issued March 14, 2000

The Company also has numerous trade names registered in the U.S. The Company has trademarks for the following brands:
     VIRAHOL(R)registered September 24, 1991, Trademark No. 1,657,969 VIRAGEL(R)registered July 20, 1993, Trademark No. 1,783,204
     VERIDIEN(R)registered September 5, 1995, Trademark No. 1,917,134 STERIHOL(R)registered June 16, 1998, Trademark No. 2,166,502
     VIRASCRUB(R)registered June 16, 1998, Trademark No. 2,166,503 VIRASONIC(R)registered June 16, 1998, Trademark No. 2,166,504 VIRA-CD7(R)registered January 6, 1998, Trademark No. 2,127,866 VIRA-RD12(R)registered March 24, 1998, Trademark No. 2,146,770 VIRA-GC18(R)registered May 12, 1998, Trademark No. 2,157,635
     VIRALUBE(R)registered July 7, 1998, Trademark No. 2,171,823
     VIRAGUARD(R)registered September 1, 1998, Trademark No. 2,186,559 VIRAGUARD(R)design registered February 20, 2001, Registration No. 2429809

The Company also has trademark applications pending in the U.S.:
     BUGSWIPE, filed December 18, 2000, Application No. 76/182,457 SUNSWIPE, filed January 24, 2003, Application No.76/484748

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

      On June 7, 2001 Veridien Corporation was served with a Complaint that was filed with the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida docketed to CA 01-05916[AB]. The Plaintiff is Unico International Trading Corp., a Florida corporation. The originally named Defendants were Veridien Corporation, Sheldon C. Fenton and Kenneth J. Chester. The Plaintiff's action claims and seeks relief for (i) $110,734.80 it states is owed for goods sold and delivered, (ii) an additional $789,091.00 it states is owed for goods sold pursuant to certain agreements, for which the goods were never produced or delivered, and (iii) $22,500.00 it states is owed for the production of molds for which it alleges there was a verbal agreement between the parties. The Plaintiff filed an Amended Complaint dropping the individuals as Defendants while adding the Company's subsidiaries, Norpak (US), Inc. and The SunSwipe Corporation, L.L.C. and two unrelated corporations as Defendants. This suit was settled during the third quarter of 2002 for a cash payment of $58,000 with no liability acknowledged by either party. Mutual releases have been exchanged by the parties.

      On December 28, 2001, the Securities and Exchange Commission issued a formal order of private investigation with respect to Press Releases and other communications issued by the Company concerning Anthrax related products. The SEC requested that the Company provide them with certain documents and the Company complied. Post production of documents, there has been no further communication between the Company and the SEC. The outcome of this inquiry cannot presently be determined.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol "VRDE." The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2001 and 2002, the high and low bid and asked prices were as follows:

      Quarter Ended                 High Bid               Low Bid
      -------------                 --------               -------

      December 31, 2002              $ .04                 $ .02
      September 30, 2002               .042                  .018
      June 30, 2002                    .052                  .018
      March 31, 2002                   .051                  .019

      December 31, 2001              $ .13                 $ .02
      September 30, 2001               .07                   .015
      June 30, 2001                    .07                   .025
      March 31, 2001                   .08                   .031

On March 18, 2003 the closing prices of the Company's Common Stock were $0.03 bid and $0.04 asked, as quoted on the NASDAQ Bulletin Board.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 5,522 (which includes an estimated 5,000 shareholders whose holdings are in street name).

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

      2. Also, at present there is a series of 244,678 shares of Preferred Stock created on December 15, 1997, titled "Series B Convertible Preferred Stock," of which 174,219 shares are issued and outstanding. These shares are entitled to receive an annual dividend equal to the greater of:

            o     10% of the stated value, as adjusted from time to time; and

            o the actual dividend per share of Common Stock as declared by the Company's Board of Directors times the number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible on the dividend record date.

            The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date (commencing January 1, 1999), is added to the stated value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 11, 2002 the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission. The Form S-8 proposed the issuance of up to 10,000,000 shares of the Company's common stock pursuant to the then recently adopted Employees & Consultants Compensation and Stock option Plan (see Exhibit 10.34). These share have not all be allocated. This compensation plan was approved by the Board of Directors but has not been put forth to the security holder for their approval.

At December 31, 2002 a total of 1,550,255 common shares had been issued to employees and consultants under this plan. In addition 1,000,000 stock options have been issued under this plan as follows:

                                                         Weighted         Number of securities
                                                         average        remaining available for
                              Number of securities    exercise price     future issuance under
                               to be issued upon      of outstanding      equity compensation
                                  exercise of            options,           plans (excluding
                              outstanding options,      warrants &        securities reflected
                               warrants & rights          rights              in column(a))
                                      (a)                  (b)                     (c)

Equity compensation plans                  0                   0                        0
approved by security
holders

Equity compensation plans          1,000,000               $0.03                7,449,745
not approved by security
holders

Total                              1,000,000                                    7,449,745

The plan was designed to (i) compensate employees and consultants in lieu of cash and (ii) incentivize and compensate employees and consultants with stock options. The material features of the plan include the ability of the company, for a five year period commencing March 26, 2002, to issue shares and/or stock options in any combination thereof to a combined maximum of 10,000,000 common shares. No person or entity shall be issued more than $ 100,000 worth of stock and no more than $ 100,000 worth of options per year. Any options granted will have a 5 year expiration from their date of issuance and will have an exercise price of not less than 100% of the fair market value of the Company's stock at the time the options are granted.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2002

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during fiscal year 2002:

Debentures

Issuance of Convertible Debentures

During the first quarter of 2002 the Company issued (seven) 7 Convertible Debentures in the aggregate principal amount of $204,000 to Milfen Limited, a Canadian corporation controlled by Mr. Shelley Fenton's mother. The principal sum bears interest at the rate of 10% per annum and the debentures each mature 3 years from the date of their respective advances. Both the principal and all accrued interest are immediately convertible into Common Stock at any time and from time to time at a price equal to the closing bid price on the date of the original advance (ranging from $0.02 to $0.04).

These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

2001-A,B&C Series Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding 2001-A,B&C series Convertible Debentures were converted to the indicated number of shares of Common Stock:

                                                        Shares of Common
Series     Date of Conversion     Amount Converted           Stock
------     ------------------     ----------------      ----------------
  A        April 18, 2002              $56,208             1,124,167
  B        June 13, 2002               $38,539             1,101,111
  C        January 21, 2002            $55,166             1,100,000

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Loan and Security Agreement Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of the Loan and Security Agreement were converted to the indicated number of shares of Common Stock and Series B Preferred Stock:

Date of Conversion      Amount Converted    Shares of Common Stock   Shares of Preferred Stock
------------------      ----------------    ----------------------   -------------------------
October 7, 2002             $54,250                3,500,000                     0

This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

As at December 31, 2002, the lenders have converted $2,250,458 of debt into Common Shares and Series B Preferred Shares at a combined average cost of the equivalent of $0.033 per Common Share.

Common Stock

On March 31, 2002 we issued 90,170 shares of Common Stock valued at $3,000 to an employee to fulfill the Common Stock compensation portion of his employment contract. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act.

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

Common Stock Warrants

On March 27, 2002 we issued 500,000 warrants for the purchase of Common Stock with an exercise price of $ 0.08 and an expiry 12 months, to an employee to fulfill the compensation portion of his employment contract. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On December 31, 2002 we issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $ 0.03 and an expiry of 24 months, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of our consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 2002 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are a Health Care company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, and SUN PROTECTION PRODUCTS.

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

The Company has incurred losses since its incorporation. At December 31, 2002, the Company had an accumulated deficit of $34,229,321. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED WITH FISCAL 2001

YEAR ENDED DECEMBER 31, 2002 VS. YEAR ENDED DECEMBER 31, 2001

                                         Year Ended                   Percentage of
                                         December 31                   net revenue
                                     2002            2001           2002         2001
                                     ----            ----           ----         ----

Net Sales                       $   834,647     $   804,058         100%         100%
Cost of Goods Sold                  489,840         533,482          59%          66%
Gross Profit                        344,807         270,576          41%          34%

Operating Expenses
General & Administrative          1,218,456       1,466,414         146%         182%
Research & Development              144,420          63,205          17%           8%
(Loss) from Operations           (1,018,069)     (1,259,043)       (122)%       (157)%
Other Income (Expense) Net          204,765        (814,381)         25%        (101)%
Net (Loss) Before Taxes            (813,304)     (2,073,424)        (97)%       (258)%
Income Taxes                              0               0           0%           0%
Net (Loss)                         (813,304)     (2,073,424)        (97)%       (258)%

Consolidated gross revenues for 2002 increased by $473,324, or 50%, to $1,427,399 compared with $954,075 in 2001.

      - Gross revenue from product sales increased in 2002 by $30,589, or 4%, to $834,647 compared with $804,058 in 2001. The increase in sales revenue was due primarily to an increase in sales in the Viraguard(R) line. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

      - Gross rental income for 2002 decreased by $5,350, or 100%, to $0 compared with $5,350 in 2001. The Company will no longer be subletting space and earning rental income. The Company previously subleased a portion of the 38,000 square foot manufacturing facility to a medical manufacturer. On May 1, 2001 our company entered into an agreement with Vin-Dotco, Inc. to lease approximately 15,000 square feet of their building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782. Our lease with our previous landlord expired on May 18, 2001, and the Company moved into our new facility during May 2001. The rental agreement for the new facility was for a 19-month period ending December 31, 2002. On January 1, 2003 the Company signed a new rental agreement for a 24-month period ending December 31, 2004 with the Vin-Dotco, Inc at the same location. The new agreement includes office space of 2,600 square feet. The Company will recognize a net savings of $51,300 annually. Fulfillment has been moved to various locations closer to our manufacturers. We have sufficient office space to satisfy our current needs and allow for future expansion.

      - Gross revenue from licensing fees for 2002 decreased by $4,780, or 100%, to $0 compared with $4,780 in 2001.

      - Interest income for 2002 decreased by $587, or 61%, to $373 compared to $960 in 2001. The decrease in interest income is due primarily to a decreased daily cash balance earning interest.

      - During 2002, the Company recognized a net gain on sale of property and equipment of $36,193 under other income. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during 2002, the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security. A realized gain on sale of property and equipment during 2002 resulted in a realized gain of $1,063. During 2001, the company recognized a net gain on sale of property and equipment of $74,427 under other income. An amount of $85,000 was recognized for sale of the chemistry and microbiology labs and additional manufacturing equipment that was located at the old location and was no longer needed at the new location. A loss on the sale of assets during the relocation from the 38,000 square foot manufacturing facility to our current location resulted in the amount of $10,573.

      - During 2002, the Company recognized a net gain on the realized sale of cash credits in the amount of $64,500 as a result of a reclassification on June 30, 2002 of the exchanged asset to marketable equity securities at fair market value. During 2001, the investment in common shares were recorded at cost less a 50% estimated marketability discount due to sale restrictions. The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. These credits were originally recorded in May 2001 in the amount of $129,000 with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Inc. (HQNT). At December 31, 2001, the $129,000 was written down to $64,500 due to their restrictions. Currently, a remainder of $23,000 cash credits still remains with SGD International.

      - During 2002, the company recognized a change in market value of the marketable equity securities of $415,450. At December 31, 2002, the Company owned 203,733 shares of H- Quotient, Inc. (HQNT) with a fair market value of $273,002. During 2002, the Company sold 641,267 shares and realized a net gain of $89,381. During 2001, the Company recognized a change in market value of the marketable equity securities of $252,186. Effective September 29, 2001, the restriction expired on certain shares of the Company's investment in H-Quotient, Inc. The Company reclassified these 415,000 shares to marketable equity securities and carried the investment at an estimated fair market value of $124,500 at December 31, 2001. The 430,000 H-Quotient, Inc. (HQNT) common shares acquired May 2001 were carried as investments in common stock, restricted, at cost less a 50% estimated marketability discount due to sale restrictions at December 31, 2001.

      - During 2002, The Company realized a net gain on investments of $76,236. During 2002, the Company sold 641,267 H-Quotient, Inc.
            (HQNT) common shares and realized a net gain of $89,381. During 2002, the Company also sold 24,000 Nutraceutical Clinical Laboratories, Inc. (NCCL) common shares at a net loss of $13,145. During 2001, the Company realized a permanent loss on a write down of a marketable security of $400,000. On December 22, 2000, the

            Company exchanged 8,000,000 restricted common shares for 61,500 common shares of a privately owned company. The investment was valued at a cost of $400,000 using the estimated market value of the shares exchanged discounted for marketability due to the restriction on re-sale. On December 31, 2001, the Company recorded a permanent write down of $400,000 on this investment. The Company has been unable to obtain appropriate information from which to value this investment in 2002 and 2001.

Consolidated gross expenses for 2002 decreased by $786,796, or 26%, to $2,240,703 compared with $3,027,499 in 2001.

      - The cost of goods sold for 2002 decreased by $43,642, or 8%, to $489,840 compared with $533,482 in 2001. There was a decrease of 7% in the cost of goods ratio as a percentage of sales to 59% in 2002 compared to 66% in 2001. The decrease in the cost of sales resulted primarily from an increase in profit margins from the change in product mix. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins and new products.

      - General, selling, and administrative expenses for 2002 decreased overall by $247,958, or 17%, to $1,218,456 compared with $1,466,414 in 2001. The decrease in general and administrative costs were attributable to the re-allocation of senior management expenses from administrative wages to consulting for 2002 that decreased by 10% to $104,268 compared with $116,270 in 2001. Additional decreases that affected general and administrative costs were associated with professional service expenses for 2002 that decreased by 4% to $247,719 compared with $258,621 in 2001. Increases for 2002 include sales expenses by 14% to $387,031 compared with $338,733 in 2001.

      - Research and development expenses for 2002 increased by $81,215, or 128%, to $144,420 compared with $63,205 in 2001. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

      - Interest expense for 2002 increased by $75,775, or 24%, to $387,987 compared with $312,212 in 2001. The increase in interest expense was due primarily to accrued interest on convertible debentures and note payables.

      - Loss from Operations for 2002 decreased by $240,974, or 19%, to $1,018,069 compared to $1,259,043 in 2001. The decrease in loss from operations is primarily due to an overall decrease in general and administrative expenses, and the cost of sales.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2002 and December 31, 2001 we had working capital deficits of approximately $3,818,329 and $1,560,876 respectively. Our independent certified public accountants stated in their report on the 2002 and 2001 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These financings and equity placements are included in the following descriptions.

During the first quarter of 2002, the Company issued $204,000 in Convertible Debentures. Each debenture bears interest at the rate of 10% per annum, matures 3 years from the date of its advance and is convertible at any time to the Company's Common Stock at the closing bid price on the date of funding.

During the fourth quarter 2002 we negotiated an 18 month renewal of the Loan and Security Agreement. During 2001, we had also negotiated a waiver with the lenders. The original agreement required the Company to issue to the lenders warrants, in sufficient quantity, that at all times the loan agreement was in force the lenders could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. The lenders agreed to waive this provision and the number of warrants was fixed effective January 1, 2001. At December 31, 2002 the principal balance outstanding was $249,542, along with $212,182 in accrued interest.

During the twelve months ended December 31, 2002, $54,250 of the Loan and Security Agreement principal was converted by the holders to -0- shares of Series B Preferred Stock and 3,500,000 shares of Common Stock.

During the twelve months ended December 31, 2002, Convertible Debentures with principal balances of $135,404 and accrued interest of $14,510 were converted into 3,325,278 shares of common stock at conversion rates between $0.035 and $0.08 per share.

During the twelve months ended December 31, 2002 a total of 518,874 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.03. The second, third and forth quarter components were issued under the company's S8 Registration Statement.

During the twelve months ended December 31, 2002 the Company liquidated a portion of its marketable securities for a net cashflow of $503,230.

During the fourth quarter 2002 80,000 common shares were issued to various staff in recognition of performance during 2002. These shares were issued under the Company's S8 Registration Statement.

During the third quarter 2002 51,545 common shares, previously allocated to various staff in recognition of performance during 2001, vested and were issued under the Company's S8 Registration Statement.

During the second quarter 1,619,703 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $55,150 and included general consulting services, R&D consulting services and shareholder relations services. The effective price per share was $0.034.

During 2002, accounts receivable decreased by $59,922 to $98,205 from $158,127 at December 31, 2001. This decrease can be attributed to shorter collection periods for our receivables.

During 2002 accounts payable and accrued expenses increased by $242,364, primarily due to an increase in accrued interest expenses on debt obligations of $368,259.

During 2002, inventory decreased by 61% to $226,688 compared with $586,313 at December 31, 2001. The decrease is due to (i) minimization of inventories on hand as we increasingly move towards fulfillment of our customer orders via drop-shipping from our contract manufacturers and (ii) lower SunSwipe(TM) inventory carry forward from the 2002 season to 2003 versus what we carried forward from 2001 to 2002.

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

As of March 11, 2003, we have cash of approximately $30,000 and during April and May 2003, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. Since the second quarter 2000 Veridien has been utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien's liquid products, another the canister products and the third and fourth the SunSwipe(TM) product line. We have also been able to identify alternative manufacturers for all of these products. Our contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

ITEM 7. FINANCIAL STATEMENTS

              CARTER, CARTIER, MELBY & GUARINO, C.P.A.S, P.A. LOGO

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Veridien Corporation

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related statements of operations, changes in deficit in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 8, 2003

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                                              2002          2001
                                                           ----------    ----------
                                     Assets
Current Assets:
   Cash                                                    $   89,048    $    7,219
   Accounts receivable - trade
      less allowance for doubtful accounts of
        $20,584 and $46,900, respectively                      98,205       158,127
   Inventory                                                  226,688       586,313
   Marketable equity securities, trading, at fair value       273,002       124,500
         (cost: 2002, $109,738 - 2001, $376,686)
   Prepaid expenses and other current assets                   62,553        54,728
                                                           ----------    ----------
      Total current assets                                    749,496       930,887

Property and equipment:
   Furniture and fixtures                                     409,211       390,211
                                                           ----------    ----------
                                                              409,211       390,211
   Less accumulated depreciation                              377,197       364,560
                                                           ----------    ----------
                                                               32,014        25,651

Other Assets:
   Investments in common stock restricted, cost basis              --        64,500
   Patents, less accumulated amortization of
      $496,811 and $493,202, respectively                      17,571        21,179
   Security deposits and other assets                           1,625        37,022
                                                           ----------    ----------
                                                               19,196       122,701
                                                           ----------    ----------
                                                           $  800,706    $1,079,239
                                                           ==========    ==========

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets - Continued
                           December 31, 2002 and 2001

                                                                      2002             2001
                                                                  ------------     ------------
                Liabilities and Deficit in Stockholders' Equity
Current Liabilities:
   Current capital lease obligations                              $      5,150     $      5,886
   Notes payable                                                       293,323          343,792
   Convertible debentures due                                        1,981,311          100,000
   Accounts payable                                                  1,113,791        1,257,102
   Accrued compensation                                                  7,412            6,506
   Accrued interest                                                  1,053,227          684,968
   Other accrued liabilities                                            40,229           23,719
   Customer deposits                                                    41,406           20,327
   Due to stockholders                                                  31,976           49,463
                                                                  ------------     ------------
      Total current liabilities                                      4,567,825        2,491,763

Long term liabilities:
   Capital lease obligations less current                                6,022           11,173
   Convertible debentures                                              349,000        2,162,500
                                                                  ------------     ------------

      Total liabilities                                              4,922,847        4,665,436

Deficit in stockholders' equity:
   Undesignated Preferred Stock $.001 par value,
      25,000,000 shares authorized
   Convertible Redeemable Preferred Stock,
      $10 par value; 100,000 authorized, 6,000 issued and
      outstanding at December 31, 2002 and 2001                         60,000           60,000
   Series B Preferred Stock, $.001 par value,
      245,344 authorized, 174,219 issued
      and outstanding at December 31, 2002 and 2001                        175              175
   Common Stock, $.001 par value; 300,000,000 shares
      authorized, 183,274,887 and 174,179,487 shares issued
      and outstanding at December 31, 2002 and 2001                    183,275          174,181
   Additional paid-in capital                                       29,842,331       29,574,065
   Common Stock warrants                                                26,399           26,399
   Accumulated deficit                                             (34,229,321)     (33,416,017)
                                                                  ------------     ------------
                                                                    (4,117,141)      (3,581,197)
   Stock subscriptions receivable                                       (5,000)          (5,000)
                                                                  ------------     ------------
      Total stockholders' deficit                                   (4,122,141)      (3,586,197)
                                                                  ------------     ------------

                                                                  $    800,706     $  1,079,239
                                                                  ============     ============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2002 and 2001

                                                           2002              2001
                                                      -------------     -------------
Sales                                                 $     834,647     $     804,058

Operating costs and expenses:
   Cost of sales                                            489,840           533,482
   General and administrative                             1,218,456         1,466,414
   Research and development                                 144,420            63,205
                                                      -------------     -------------
                                                          1,852,716         2,063,101
                                                      -------------     -------------

      Loss from operations                               (1,018,069)       (1,259,043)

Other income (expense):
   Interest expense                                        (387,987)         (312,212)
   Change in market value of marketable securities          415,450          (252,186)
   Realized gain (loss) on investments                       76,236          (400,000)
   Rental income                                                 --             5,350
   Licensing fees                                                --             4,780
   Sale of cash credits                                      64,500            64,500
   Gain on sale of property and equipment                    36,193            74,427
   Interest income                                              373               960
                                                      -------------     -------------
                                                            204,765          (814,381)
                                                      -------------     -------------

Net loss before income tax                                 (813,304)       (2,073,424)

      Net loss                                        $    (813,304)    $  (2,073,424)
                                                      =============     =============


Net loss per common share                             $      (.0046)    $      (.0136)
                                                      =============     =============

Weighted average shares outstanding                     178,849,107       152,717,290
                                                      =============     =============

See accompanying notes to the consolidated financial statements.

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001

                                       Convertible
                                        Redeemable    Series B     Number                     Additional
                                        Preferred    Preferred     Common         Common       Paid-in
                                          Stock        Stock       Shares         Stock        Capital
                                       -----------   ---------     ------         ------      ----------

Balances at January 1, 2001               60,000        154      140,410,349     $140,411     $28,205,587

Conversion of convertible debentures                              13,357,955       13,358         882,174
Conversion of debt                                       21       16,000,000       16,000         340,536
Issuance of stock for services                                     4,411,183        4,412         145,768
Net (loss)
                                          ------        ---      -----------     --------     -----------
Balances at December 31, 2001             60,000        175      174,179,487     $174,181     $29,574,065


Conversion of convertible debentures                               3,325,278        3,324         146,589
Conversion of debt                                                 3,500,000        3,500          50,751
Issuance of stock for services                                     2,170,122        2,270          70,926
Net (loss)
                                          ------        ---      -----------     --------     -----------
Balances at December 31, 2002             60,000        175      183,174,887     $183,275     $29,842,331
                                          ======        ===      ===========     ========     ===========


                                                                            Stock       Stockholders'
                                           Stock        Accumulated     Subscriptions      Equity
                                          Warrants        Deficit         receivable      (Deficit)
                                          --------      -----------     -------------   -------------

Balances at January 1, 2001               $ 26,399     $ (31,342,593)      $ (5,000)     $(2,915,042)

Conversion of convertible debentures                                                         895,532
Conversion of debt                                                                           356,557
Issuance of stock for services                                                               150,180
Net (loss)                                                (2,073,424)                     (2,073,424)
                                          --------     -------------       --------      -----------
Balances at December 31, 2001             $ 26,399     $ (33,416,017)      $ (5,000)     $(3,586,197)


Conversion of convertible debentures                                                         149,913
Conversion of debt                                                                            54,251
Issuance of stock for services                                                                73,196
Net (loss)                                                  (813,304)                       (813,304)
                                          --------     -------------       --------      -----------
Balances at December 31, 2002             $ 26,399     $ (34,229,321)      $ (5,000)     $(4,122,141)
                                          ========     =============       ========      ===========


         See accompanying notes to the consolidated financial statements

                              VERIDIEN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2002 and 2001

                                                                2002           2001
                                                            -----------    -----------
Cash flows from operating activities
  Net (loss)                                                 $(813,304)    $(2,073,424)
  Adjustments to reconcile net (loss) to net cash
  used by operating activities:
     Depreciation and amortization                              16,246          16,735
     (Gain) loss on disposal of property                       (36,193)        (74,427)
     Stock issuances, warrants and options for services         73,196         150,180
     Stock issuances for interest expense, non-cash             14,510         112,845
     Other, not affecting cash                                 (58,592)        (18,911)
     Realized (gains) losses on investments                    (76,236)        400,000
     Unrealized (gains) losses on marketable securities       (415,450)        252,186
     Proceeds from sale of marketable securities               498,339              --
     Exchange of barter credits                                (64,500)        (64,500)
     Change in:
         Accounts receivable                                    59,922         (46,448)
         Inventories                                           359,625        (394,960)
         Licensing fees receivable                                  --          49,997
         Note receivable                                            --          15,000
         Prepaid and other current assets                       (7,825)        (17,532)
         Other assets                                           99,897          (3,518)
         Current capital lease obligations                        (716)         (1,352)
         Accounts payable and accrued expenses                 242,364         766,756
         Customer deposits                                      21,079          (4,812)
         Due to stockholders                                   (17,487)         21,613
                                                             ---------     -----------
             Total adjustments                                 708,179       1,158,852
                                                             ---------     -----------
  Net cash (used) by operating activities                     (105,125)       (914,572)
                                                             ---------     -----------

Cash flow from investing activities:
     Purchases of property and equipment                       (19,000)         (3,581)
                                                             ---------     -----------
  Net cash (used) by operating activities                      (19,000)         (3,581)

Cash flow from financing activities:
     Proceeds from convertible debentures                      204,000         870,500
     Net payment on capital leases                              (5,151)         (6,088)
     Net proceeds from borrowings                                7,105          40,000
                                                             ---------     -----------
  Net cash provided (used) by financing activities             205,954         904,412
                                                             ---------     -----------

Net increase (decrease) in cash and equivalents                 81,829         (13,741)
Cash and equivalents, beginning of year                          7,219          20,960
                                                             ---------     -----------
Cash and equivalents, end of year                            $  89,048     $     7,219
                                                             =========     ===========

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

The Company was founded to develop disinfectants and sterilants which will pose no hazard to people who use them and will not harm the environment. To this end, the Company has developed a hard surface disinfectant (VIRAHOL(R)/VIRAGUARD(R)), which has been registered with the Environmental Protection Agency (EPA). The Company's research and development efforts are currently focused on further development of infection control chemicals and on devices, both medical and commercial, which utilize the Company's liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end the patented VIRAHOL(R)/VIRAGUARD(R) formula is now marketed in liquid form, in an antiseptic hand gel, in single use towelettes and in 60-160 count towelette canisters for both hand and hard surface applications. The Company has recently expanded its product offerings to include unique "Healthy Lifestyle" products including sun protection products.

In October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement to finance marketing efforts for its line of products, to fund operating cash flow deficiencies, and to continue its research and development activities.

The original agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001. During 2002 and 2001, $ 54,250 and $215,548 of the lender's debt were converted into 3,500,000 and 15,000,000 common shares respectively, and -0- and 20,056 Series B preferred shares respectively.

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

5. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2002, raw materials and finished goods amounted to approximately $112,320 and $114,368, respectively. At December 31, 2001, raw materials and finished goods amounted to approximately $49,600 and $536,700, respectively.

6. Marketable Equity - Securities, Trading

Marketable Equity - Securities, Trading are comprised of common stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax are included in the statement of operations.

7. Property and Equipment

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

8. Patents

The Company capitalizes certain costs, primarily legal and other fees, related to patents. Accumulated costs are amortized over the estimated lives of the patents using the straight-line method, commencing at the time the patents are issued.

9. Loan Costs

Loan costs are amortized by the straight-line method over the term of the respective loans.

10. Income Taxes

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

11. Reclassification

Certain reclassifications have been made to the 2001 financial statements to be in conformity with the 2002 presentation.

12. Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 178,849,107 and 152,717,290 for the years ended December 31, 2002 and 2001, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $34 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders' equity of $4.1 million, a deficit in working capital of $3.8 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 2002, the Company's operating activities resulted in cash outflows of $105,125. In addition, the Company used $19,000 for patent development and equipment purchases. In order to fund these cash outflows, the Company borrowed $7,105, received net proceeds of $204,000 from the sale of convertible debentures and received proceeds of $498,339 from the sale of some of the Company's equity investments.

These proceeds, together with the cash balance at the beginning of the year, provided the Company's cash needs, resulting in a net cash increase of $81,829 for the year ended December 31, 2002.

The Company plans to continue to liquidate its marketable securities and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2003. In addition, the Company plans to pursue additional cash through sales of convertible debentures.

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

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 2002 and 2001, the Company owed $31,976 and $49,463, respectively to stockholders who have made advances of material or provided services to the Company.

During 2001, the Company converted $141,000 of funds due to shareholders into 1,000,000 shares of common stock at a conversion price of $.14 per share.

The Company has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which the Company's President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 2002 and 2001, the Company utilized the services of a management company which has as its senior officer and director, the individual who serves as the Company's President/CEO and a director, to assist with administrative and organizational function of the Company. The Company incurred expenses of $124,954 and $92,884 in 2002 and 2001 respectively for professional services and related costs. At December 31, 2002, these fees remain unpaid in the amount of $388,148 and are included in accounts payable. During 2001, the licensing fee receivable of $49,997 was realized by offset against management fees owed by the Company.

During 2002 and 2001 the Company's President/CEO personally incurred expenses on behalf of the Company for travel etc. The amounts accrued by the Company and not yet reimbursed to this individual are $6,025 and $10,939 for 2002 and 2001 respectively. In addition, this individual has previous years' unreimbursed expenses which when added to these numbers total $112,395 and are included in accounts payable at December 31, 2002.

The Company owns an investment in marketable securities of an entity that owns more than 5% of the Company's common stock. See Note E.

During 2001 a company which has as its senior officer and director the individual who serves as the Company's President/CEO and a director, purchased $480,000 (plus accrued interest) of an accounts receivable owed for inventory by the Company to one of its vendors. $472,386 of these monies, plus interest accruing at 10% per annum are included in accounts payable and accrued interest.

NOTE D - NOTES RECEIVABLE

During March 2001, the Company realized the remaining balance due on the note receivable. The note had been non-interest bearing.

NOTE E - MARKETABLE EQUITY SECURITIES, TRADING

The Company owned 203,733 and 415,000 shares of H-Quotient, Inc., with a fair value of $273,002 and $124,500 at December 31, 2002 and 2001, respectively. During 2002 (i) 430,000 shares of H-Quotient, Inc. were reclassified from Investments in Common Stock Restricted to Marketable Equity Securities and (ii) the Company sold 641,267 shares and realized a net gain of $89,381.

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

On December 22, 2000, the Company exchanged 8,000,000 restricted common shares for 61,500 common shares of a privately owned company. The investment was valued at cost of $400,000 using the estimated market value of the shares exchanged discounted for marketability, due to the existence of restriction on re-sale. On December 31, 2001, the Company recorded a permanent write down of $400,000 in this investment. The Company has been unable to obtain appropriate information from which to value this investment.

NOTE F - NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2002 and 2001, the holder converted $54,250 and $215,548 of debt into 3,500,000 and 15,000,000 common shares and -0- and 20,056 Series B preferred shares, respectively. Originally the loan agreement granted the lender warrants to purchase 51% of the Company's outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due in May 2004. As of December 31, 2002, the remaining principal balance outstanding was $249,542, and $212,182 of interest has accrued under the agreement.

During 2001, the Company issued 1,000,000 common shares in satisfaction of $141,000 of promissory notes with a director of the Company.

During 2002, the Company received a $7,105 short-term loans due on demand with a stated interest rate of 10% per annum of which $7,105 is outstanding at December 31, 2002.

NOTE G - DEFERRED REVENUE/LICENSING FEES

For sales in Canada, the Company is entitled to license fees equal to 10% of sales. The Company recognized as licensing fees $0 and $4,780 for 2002 and 2001, respectively.

NOTE H - CONVERTIBLE DEBENTURES

During 2002 and 2001, the Company received $204,000 and $870,500, respectively of proceeds from the sale of convertible debentures. Interest is accrued at various rates from 10% - 11% per annum, compounded in full at various maturities from February 2003 to March 2005. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.15 per share. The conversion privilege terminates when all principal plus interest due has been paid in full. In addition, the debenture holders were issued 4,029,540 warrants which are outstanding at December 31, 2002 for additional common shares for 100
- 105% of the convertible debentures per share conversion price. The additional warrants expire five years from the original date of the debentures.

Certain of the convertible debentures in the amount of $820,000 matured during February and March 2003. The Company intends to negotiate renewal of these instruments.

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

During 2002 the Company leased manufacturing and office facilities for $5,900 per month under a lease that expired December 31, 2002. Beginning January 1, 2003 the Company entered into a new lease with the existing landlord for office facilities only. The new lease is for $1,625 per month and the lease expires December 31, 2004. Rent expense was approximately $67,850 and $104,837 for 2002 and 2001, respectively.

The following table reflects approximate future minimum annual rental expense amounts:

                            Year           Amount
                          --------        --------

                            2003          $ 19,500

                            2004          $ 19,500

NOTE J - CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days' written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2002, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2002 or 2001. At December 31, 2002, preferred stock dividends in arrears totaled approximately $48,000.

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

NOTE L - STOCK WARRANTS

During 2002, 500,000 warrants were issued under the terms of an employment contract at exercise prices of $0.08 and 1,000,000 warrants were issued under the terms of a consulting contract at exercise prices of $0.03. In addition, during 2002 100,000 warrants expired.

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

At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2002, the lender(s) had converted $2,250,458 of the debt and the lender's warrants were exercised into 64,114,388 common shares and 213,590 Series B preferred shares (convertible into 4,280,350 common shares) at a combined cost of equivalent to $0.033 per common share.

Warrants issued and exercised are summarized as follows:

                                                             Exercise
          Common Stock                       Warrants       Price Range
-----------------------------------         -----------     ------------
Outstanding at January 1, 2001
2001:                                        39,244,546        .01 - .20
          Cancelled                            (100,000)             .10
          Loan & Security
          Agreement Conversion              (15,000,000)            .014
                                            -----------     ------------

Outstanding at December 31, 2001             24,144,546     $ .001 - .20
2002:                                       -----------     ------------

          Granted                             1,500,000        .03 - .08
          Expired                              (100,000)             .20
          Loan & Security Agreement
          Conversion                         (3,500,000)            .016
                                            -----------     ------------

Outstanding at December 31, 2002             22,044,546     $ .001 - .20
                                            ===========     ============

Effective December 31, 1997, the Board of Directors created the Series B Cumulative Preferred Stock (as discussed in Note K) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expired on November 18, 2000, and have been extended through May 18, 2004 and have a $10 exercise price. During 2002 and 2001, -0- and 20,056 of these warrants were exercised by the holder. At December 31, 2002, 27,451 of these warrants are still outstanding.

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

Preferred warrants issued and exercised are summarized as follows:

                                                                     Equivalent #
                                       Preferred      Preferred    Common Shares on
                                         Share        Exercise     Preferred Share
                                        Warrants        Price         Conversion
--------------------------------       ----------     ---------    ----------------

Outstanding at January 1, 2001            206,120                      6,094,029
2001:
             Cancelled Series B            (1,536)                       (30,782)
             Exercised Series B           (20,056)     $ 10.00          (401,924)
             Expired Series CI           (115,184)                    (3,430,555)
             Expired Series CII           (41,893)                    (1,680,647)
                                       ----------                     ----------

Outstanding at December 31, 2001           27,451                        550,121
                                       ==========                     ==========

Outstanding at December 31, 2002           27,451                        550,121
                                       ==========                     ==========
             Series B                      27,451                        550,121
                                       ==========                     ==========

NOTE M - INCOME TAXES

There is no income tax provision for the years ended December 31, 2002 and 2001 due to net operating losses for which no benefit is currently available. The Company has net operating loss carryforwards of approximately $21,506,000 at December 31, 2002, available to offset future taxable income from 2003 through 2023.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $21,506,000 remaining net operating loss carry forwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                     December 31,
                                               2002              2001
                                           -----------       -----------
Deferred Tax Assets:

Net Operating loss carry forwards          $ 7,312,000       $ 6,895,000

Less valuation allowance                    (7,312,000)       (6,895,000)
                                           -----------       -----------
            Net deferred tax assets        $        --       $        --
                                           ===========       ===========

NOTE N - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $-0- and $5,240 for 2002 and 2001, respectively.

During 2002, the Company issued 3,500,000 common shares in exchange for debt conversion in the amount of $54,251. In 2002, the Company issued 3,004,987 common shares in conversion of convertible securities in the amount of $135,404. In 2002, the Company issued 320,291 common shares in exchange for interest of $14,509 and 2,270,131 common shares in exchange for services of $73,196.

During 2001, the Company issued 16,000,000 common and 20,056 preferred shares in exchange for debt conversion in the amount of $356,557. In 2001, the Company issued 11,673,702 common shares in conversion of convertible securities in the amount of $782,687. In 2001, the Company issued 1,684,253 and 4,411,183 common shares in exchange for interest expense and services of $112,845 and $150,180, respectively.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short Term Investments. For those short term instruments, the carrying amount is a reasonable estimate of fair value.

      Investment in Securities. For investments in securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

NOTE P - CONCENTRATION OF RISK

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

Sales of the Company's products are concentrated among specific customers.

During 2002 the Company recorded sales from six customers which comprise 49% of total sales and range from 2.5 - 13.4% each.

During 2001 the Company recorded sales from six customers which comprise 50% of total sales and range from 7 - 10% each.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA's, now named Carter, Cartier, Melby & Guarino, C.P.A.s, P.A., who audited our financial statements for the fiscal years ended December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001 have audited our financial statements for the fiscal year ended December 31, 2002. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of March 25, 2003 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

    Name                     Age       Position
    ----                     ---       --------

    Russell D. Van Zandt      62       Chairman of the Board of Directors

    Rene A. Gareau            61       Vice Chairman of the Board of Directors/
                                       Corporate Secretary

    Sheldon C. Fenton         51       President and CEO/Director

    Alfred A. Ritter          59       Director

    Paul L. Simmons           74       Director

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

ALFRED A. RITTER was first named to the Board of Directors on March 26, 1993. Mr. Ritter has been the co-owner and director of EXPORATLAS, Lisbon, Portugal since 1981. The company is an import/export firm involved in the paper and pulp industry. Since 1996, Mr. Ritter has been the owner and director of TEOTONIO INVESTMENTS, a commercial real estate and project development company based in Vaduz, Liechtenstein. Additionally, since 1996, Mr. Ritter has been co-owner and director of EUROVENTOS, which is developing alternative energy sources in Portugal. Mr. Ritter has held positions with Credit Suisse in Zurich, Switzerland, the Bank of London and South America, in London, England, and Lloyd's Bank Ltd. in New York City.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All of our officers, directors and beneficial owners were in compliance with
Section 16(A) during fiscal year 2002.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2002 there were five meetings of the Board of Directors. All current directors attended all meetings, except for Mr. Simmons, who attended three of the meetings, and Mr. Ritter, who attended two of the meetings.

COMPENSATION OF MANAGEMENT

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal                                                            Other
Position                             Year          Salary       Bonus    Compensation
----------------------------     ------------    -----------    -----    ------------
Sheldon C. Fenton, President
  & CEO                          7/98-Present         -0-(1)     -0-          -0-
Andrew T. Libby, Jr., COO         8/98-5/2000    $130,000(2)     -0-          -0-(3)
Kenneth J. Chester, COO            1/01-12/01    $150,000        -0-      $30,450(4)

Except for Mr. Libby's stock options (see below) and Mr. Chester's 870,000 shares of Common Stock, none of the named persons has received stock options or other such non-cash compensation.

----------
(1) Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2002 these fees remain unpaid in the amount of $388,148 and are included in accounts payable.

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

(3)   See "Option Grants" below.

(4) Mr. Chester received 870,000 shares of Common Stock, having an assigned value of $30,450, on April 1, 2001.

OPTION GRANTS

The following table sets forth information with respect to grants of stock options to the named officers during 1999. No stock options were issued to any of the named officers during 2000 or 2001. None of these options were exercised during the fiscal year ended December 31, 2002. None of these options have been repriced.

                        Number of Securities
                        Underlying Options/     Exercise Price
       Name               SARs Granted (#)         ($/Share)       Expiration Date
--------------------    --------------------    --------------     ---------------
Andrew T. Libby, Jr.          100,000                $0.20         December 31, 2003
Andrew T. Libby, Jr.          250,000                $0.10         August 10, 2003
Andrew T. Libby, Jr.          250,000                $0.20         December 31, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 18, 2003, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 18, 2003, there were 183,519,887 shares issued and outstanding of record, as well as 48,092,252 shares issuable in the event of the conversion of the $2,330,311 of Convertible Debentures outstanding and the $754,632 of interest thereon as of December 31, 2002.

                                                Shares of           Percentage
                                                 Common                as of
Name and Address of Beneficial Owners             Stock            03/18/2003(1)
-------------------------------------           ---------          -------------

Sheldon C. Fenton                              30,661,390(2)           16.7%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario M4P 3B5

Rene A. Gareau                                    125,000              0.07%
603 Sarasota Quay
Sarasota, Florida 34236

Dunvegan Mortgage Corporation                  30,278,390(3)           16.5%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware 19899

Paul L. Simmons                                 4,427,600(4)           2.41%
8825 Laurel Drive
Pinellas Park, Florida 33782

Russell D. Van Zandt                              741,560               0.4%
100 Beach Drive NE, Suite 1002
St. Petersburg, Florida 33701

Alfred A. Ritter                                        0                --
Rua Baronesa DeBeck 130
Malveira Da Serra
2750 Cascais Portugal

H. Quotient Inc.                               17,101,542               9.3%
(& subsidiary Quotient Capital Corp.)
8150 Leesburg Pike, Suite 503
Vienna, VA 22182

Milfen Limited                                  2,438,023(5)           1.33%
33 Jackes Avenue, #303
Toronto, Ontario
M4T 1E2

All Directors and Officers                     35,955,550              19.6%
  as a Group (5 persons)

----------

(1)   Based on 183,519,887 shares issued and outstanding as of March 18, 2003.

(2) Includes Mr. Fenton's direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 7,945,376 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $323,322 of interest thereon as of December 31, 2002. Does not include 1,324,075 Convertible Debenture Warrants owned by Dunvegan Mortgage Corporation. For informational purposes, also does not include 16,130,128 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned (in 1998) to 1192615 Ontario Limited et al and in which he disclaims any beneficial interest. For informational purposes, does not include holdings of his adult daughter including (i) 839,500 shares and (ii) the 3,474,722 shares issuable in the event of conversion of the $90,000 Convertible Debenture (principal) and $14,241 of interest thereon as of December 31, 2002; in which he disclaims any beneficial interest. For informational purposes does not include holdings of his adult son, including (i) 250,000 shares and (ii) the 3,856,025 shares issuable in the event of conversion of the $90,000 of Convertible Debentures (principal) and $12,090.28 of interest thereon as of December 31, 2002; in which he disclaims any beneficial interest. For informational purposes does not include holdings of Milfen Limited, a Corporation owned by Mr. Fenton's mother, in which he disclaims any beneficial interest.

(3) Includes 7,945,376 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $323,322 of interest thereon as of December 31, 2002. Does not include 1,324,075 Convertible Debenture Warrants or 154,163 shares of Series B Preferred Stock.

(4) Includes Mr. Simmons' direct ownership of 2,753,000 shares and indirect ownership of 674,600 shares owned by International Center for Technology Transfer, Inc., of which Mr. Simmons is an Officer and Director and 1,000,000 shares owned jointly by Simmons and ICTT.

(5) Does not include 17,207,973 shares issuable in the event of conversion of the $674,096 of Convertible Debentures [principal] owned by Milfen Limited and the $95,793 of interest thereon as of December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company's President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2002, Dunvegan Mortgage Corporation continued to hold 154,163 shares of Series B Preferred Stock (88.5%), 22,333,014 shares of our Common Stock (12.1%), Convertible Debentures (1996-1998) in the principal amount of $471,215 (100%), 1,324,075 Convertible
Debenture Warrants (33%) and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share.

During fiscal year 2002, Milfen Limited (i) purchased seven additional debentures for principal sums totaling $204,000; (ii) converted $36,383 of debenture principal (& interest accrued thereon) into common stock at the price of $0.05; and (iii) otherwise divested of $329,021 of debenture principal (and interest accrued thereon) to other parties. During fiscal year 2001, Milfen Limited purchased a $50,000 debenture, made 22 short-term advances totaling $640,500 which were converted to debentures, and purchased five additional debentures for principal sums totaling $145,000. Milfen Limited is a Canadian corporation controlled by the mother of Mr. Shelley Fenton, our President and CEO (see Item 5, "Sales of Unregistered Securities During Fiscal Year 2002").

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

NORPAK MANUFACTURING, INC.

During 1999 we entered into a strategic alliance agreement with a Canadian medical products manufacturer/distribution company in which a family members of Sheldon C. Fenton, the Company's President/CEO and a director, then owned directly or indirectly approximately 48% of the corporation. During January 2000, members of Sheldon C. Fenton's family and/or entities of which they are officers or directors increased their ownership to a majority of the corporation. During 2000 and 2001 Norpak Manufacturing was one of two manufacturers contracted to produce the SunSwipe(TM) product line for the Company. We no longer utilize their services as we have sourced other production partners for this product line in the United States.

935934 ONTARIO LTD.

During late 2001, 935934 Ontario Ltd., a company of which Sheldon C. Fenton is an officer and director, purchased $ 480,000US (plus accrued interest) of the accounts receivable owed for inventory by The SunSwipe Corporation L.L.C. (a wholly owned subsidiary of Veridien) to Norpak Manufacturing Inc. Of these monies, $472,386 plus interest accruing at 10% per annum are still due and owing by Veridien to 935934 Ontario Ltd. and are included in accounts payable and accrued interest respectively.

TANLON MANAGEMENT SERVICES, INC.

During fiscal years 1999, 2000, 2001 and 2002 we utilized the services of Tanlon Management Services, Inc., a management company which Sheldon C. Fenton [the Company's President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each of 1999, 2000 and 2002 and $90,000 for 2001 (for which the $30,000 due for the 4th quarter was waived). These fees are intended to cover the salaries of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. At December 31, 2002 these fees remain unpaid in the amount of $388,148 and are included in accounts payable.

In addition to the accrued indebtedness for services, the Company owes Tanlon an additional $112,395 for advanced expenses for related travel, courier/express deliveries, and telephone costs.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX
      No.         Description of Exhibit
-------------     ----------------------
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

    * 3.6         Certificate of Designation - Dated April 3, 1995

    * 3.7         Certificate of Amendment to the Certificate of Incorporation -
                  Dated February 16, 1996

    * 3.8         Certificate of Amendment of Restated Certificate of
                  Incorporation

    * 3.9         Certificate of Amendment of Certificate of Incorporation -
                  Dated May 27, 2002

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

    * 10.7        Trademark - Vira- CD7

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

    * 10.15       U.S. Patent No. 5,145,663/Virahol

    * 10.16       U.S. Patent No. 5,441,723/Virahol

    * 10.17       U.S. Patent No. 5,637,307/Method of Immersion Sterilization &
                  Organic Cold Chemical Sterilant

    * 10.18       New Zealand Patent No. 269,419/Virahol

    * 10.19       Employment Agreement with Paul Simmons

    * 10.20       Employment Agreement with Andrew T. Libby, Jr.

    * 10.21       Norpak Manufacturing Inc. Agreement

    * 10.22       Consulting Agreement with Kenneth J. Chester

    * 10.23       Option Agreement re: Purchase of SunSwipe, Inc.

    * 10.24       Consulting Agreement with Robert P. Belling

    * 10.25       Scott R. Dotson Agreement

    * 10.26       Trademark - Veridien

    * 10.27       Australian Patent No. 695,346/Virahol (DSII)

    * 10.28       U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

    * 10.29       U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

    * 10.30       U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

    * 10.31       U.S. Patent No. 5,985,929/Cold Chemical Sterilant

    * 10.32       Canadian Patent No. 2,166,810/Virahol (DSII)

    * 10.33       Trademark and Design - Viraguard

    * 10.34       Employees & Consultants Compensation and Stock Option Plan

    * 21.1        Subsidiaries

    * 21.2        Subsidiaries (as of December 31, 2000)

    * 21.3        Subsidiaries (as of December 31, 2001)

      21.4        Subsidiaries (as of December 31, 2002)

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Exhibit previously filed.

REPORTS ON FORM 8-K
No Forms 8-K were filed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION


By      /s/ Sheldon C. Fenton, C.E.O., President
   ----------------------------------
            Sheldon C. Fenton, C.E.O.

Date    March 28, 2003
     ---------------------------------


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Sheldon C. Fenton, C.E.O.
   ----------------------------------
            Sheldon C. Fenton, C.E.O.


Date        March 28, 2003
     ---------------------------------


By      /s/ Russell D. Van Zandt, Chairman of the Board of Directors
   -----------------------------------------------------------------
            Russell D. Van Zandt, Chairman of the Board of Directors


Date      March 28, 2003
     ---------------------------------


By      /s/ Rene A. Gareau, Vice Chairman of the Board of Directors
   ----------------------------------------------------------------
            Rene A. Gareau, Vice Chairman of the Board of Directors


Date    March 28, 2003
     ---------------------------------