Form 10KSB/A
period 2002-12-31
VERIDIEN CORP
filed 2003-05-01
CIK 1064011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                                TABLE OF CONTENTS

PART I                                                                       PAGE

Item 1      Description of Business                                            3

Item 2      Description of Property                                           11

Item 3      Legal Proceedings                                                 13

Item 4      Submission of Matters to a Vote of Security Holders               13

PART II

Item 5      Market for Registrant's Common Equity and Related                 14
            Stockholder Matters

Item 6      Management's Discussion and Analysis or Plan of Operation         18

Item 7      Financial Statements                                              24

Item 8      Changes in and Disagreements with Accountants on                  40
            Accounting Financial Disclosure

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;     41
            Compliance with Section 16(a) of the Exchange Act

Item 10     Executive Compensation                                            44

Item 11     Security Ownership of Certain Beneficial Owners and Management    46

Item 12     Certain Relationships and Related Transactions                    47

Item 13     Exhibits and Reports on Form 8-K                                  49

Item 14     Controls and Procedures                                           52

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

THOMAS C. LAIPPLY, M.D., FCAP, FIAP, is a Pathologist and Director of Molecular Tissue Pathology with Nichols Institute-Quest Diagnostics, In San Juan Capistrano, California. Dr. Laipply previously served as Assistant Professor of Pathology at Case Western Reserve University Medical School in Cleveland, Ohio. Dr. Laipply has devoted 20 years to the practice of Pathology and lecturing in aspects of Blood Banking, Clinical Cytometry and Cytology, Morphologic Hematology, Immunology and Immunochemistry. For the past decade Dr. Laipply has concentrated his practice in the field of Surgical Pathology. Dr. Laipply has been issued more than 10 U.S. and international patents for anti-infective and inviscid fluid applicators.

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

935934 ONTARIO LTD.

During late 2001, 935934 Ontario Ltd., a company of which Sheldon C. Fenton is an officer and director, purchased $480,000 US (plus accrued interest) of the accounts receivable owed for inventory by The SunSwipe Corporation L.L.C. (a wholly owned subsidiary of Veridien) to Norpak Manufacturing Inc. Of these monies, $472,386 plus interest accruing at 10% per annum are still due and owing by Veridien to 935934 Ontario Ltd. and are included in accounts payable and accrued interest respectively.

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

REPORTS ON FORM 8-K
No Forms 8-K were filed.

ITEM 14. CONTROLS AND PROCEDURES

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the company's Chief Executive Officer and Acting Chief Financial Officer has concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company's most recent evaluation.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION


By      /s/ Sheldon C. Fenton, C.E.O., President
   ----------------------------------
            Sheldon C. Fenton, C.E.O.

Date    May 1, 2003
     ---------------------------------


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Sheldon C. Fenton, C.E.O.
   ----------------------------------
            Sheldon C. Fenton, C.E.O.


Date    May 1, 2003
     ---------------------------------


By      /s/ Russell D. Van Zandt, Chairman of the Board of Directors
   -----------------------------------------------------------------
            Russell D. Van Zandt, Chairman of the Board of Directors


Date    May 1, 2003
     ---------------------------------


By      /s/ Rene A. Gareau, Vice Chairman of the Board of Directors
   ----------------------------------------------------------------
            Rene A. Gareau, Vice Chairman of the Board of Directors


Date    May 1, 2003
     ---------------------------------

CERTIFICATIONS*
---------------

I, Sheldon C. Fenton certify that:

1. I have reviewed this annual report on Form 10-KSB of Veridien Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003
      ---------------

                                           /s/ Sheldon C. Fenton
                                           ----------------------------------
                                           Sheldon C. Fenton
                                           Chief Executive Officer

CERTIFICATIONS*
---------------

I, Sheldon C. Fenton certify that:

1. I have reviewed this annual report on Form 10-KSB of Veridien Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003
       -------------

                                                  /s/ Sheldon C. Fenton
                                                  ----------------------------
                                                  Sheldon C. Fenton
                                                  Chief Executive Officer and
                                                  Acting Chief Financial Officer