Form 10QSB
period 2003-03-31
VERIDIEN CORP
filed 2003-05-15
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Yes ☒ No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 188,519,887 shares of common stock, par value $0.001 were outstanding at May 12, 2003.

     Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002

Current assets:
Cash	$46,248	$89,048
Accounts receivable – trade
Less allowance for doubtful accounts of $25,256 and $20,584 respectively	195,917	98,205
Inventory	366,684	226,688
Marketable securities	224,200	273,002
Note receivable	47,418	-0-
Prepaid expenses and other current assets	92,894	62,553

Total current assets	973,361	749,496

Property and equipment:
Furniture and fixtures	409,211	409,211

	409,211	409,211
Less accumulated depreciation	380,154	377,197

	29,057	32,014
Other Assets:
Patents, less accumulated amortization of $497,713 and $496,811 respectively	16,669	17,571
Security deposits and other assets	34,624	1,625

	51,293	19,196

	$1,053,711	$800,706

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets – Continued
(Unaudited)
March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002

Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$5,150	$5,150
Note payable	269,452	293,323
Convertible debentures current	1,981,311	1,981,311
Accounts payable	1,462,476	1,113,791
Accrued compensation	5,642	7,412
Accrued interest	1,148,318	1,053,227
Other accrued liabilities	20,184	40,229
Customer deposit	24,606	41,406
Due to stockholders	32,492	31,976

Total current liabilities	4,949,631	4,567,825

Long term liabilities:
Capital lease obligations less current	4,821	6,022
Convertible debentures	349,000	349,000

Total liabilities	5,303,452	4,922,847
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value,
25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at March 31, 2003 and December 31, 2002	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 and 174,219 issued and outstanding at March 31, 2003 and December 31, 2002	175	175
Common stock — $.001 par value; 300,000,000 shares authorized, 188,519,887 and 183,274,887 issued and outstanding at March 31, 2003 and December 31,	188,520	183,275
Additional paid-in capital	29,943,186	29,842,331
Common stock warrants	26,399	26,399
Accumulated deficit	(34,229,321)	(33,416,017)
Current Period Profit/(Loss)	(233,700)	(813,304)

	(4,244,741)	(4,117,141)
Stock subscriptions receivable	(5,000)	(5,000)

Total Stockholders’ Deficit	(4,249,741)	(4,122,141)

	$1,053,711	$800,706

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

For the three months ended
March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002

Sales	$344,521	$284,793
Operating costs and expenses:
Cost of sales	133,114	133,826
General, selling, and administrative	250,335	370,453
Research and development	17,986	25,974

	401,435	530,253

Loss from operations	(56,914)	(245,460)

Other income (expense):
Interest expense	(97,221)	(75,945)
Realized gain on sale of obsolete inventory	-0-	31,500
Realized gain (loss) on marketable securities	(64,845)	3,630
Unrealized gain (loss) on marketable securities	(14,802)	-0-
Interest income	82	32

	(176,786)	(40,783)

Net loss before taxes	(233,700)	(286,243)
Income taxes	-0-	-0-
Net loss	$(233,700)	$(286,243)

Net loss per common share	$(.0013)	$(.0016)

Weighted average share outstanding	185,023,220	175,309,544

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended
March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net (loss)	$(233,700)	$(286,243)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	3,859	3,194
Stock issuances for services	6,100	-0-
Other, not affecting cash	(94,836)	-0-
Realized (gains) losses on marketable securities	64,845	(35,130)
Unrealized (gains) losses on marketable securities	14,802	-0-
Proceeds from sale of marketable securities	69,155	-0-
(Increase) decrease in:
Accounts receivable	(97,712)	(110,455)
Prepaid and other current assets	17,077	15,851
Inventory	(139,996)	43,519
Other assets	(32,999)	4,049
Increase (decrease) in:
Accounts payable and accrued expenses	421,961	313,655
Due to stockholders	516	516
Customer deposits	(16,800)	(10,320)

Net cash (used) by operating activities:	(17,728)	(61,364)

Cash flow from investing activities:	-0-	-0-

Cash flow from financing activities:
Proceeds from convertible debentures	-0-	204,000
Net payment on capital leases	(1,201)	(2,097)
Net proceeds from borrowings	(23,871)	(195,404)
Proceeds from issuance of preferred and common stock	-0-	58,167

Net cash provided by financing activities:	(25,072)	64,666

Net increase/(decrease) in cash	(42,800)	3,302
Cash at beginning of quarter	89,048	7,219

Cash at end of quarter	$46,248	$10,521

With regard to commitments and contingencies at March 31, 2003, there are no material changes from the financial statement footnotes as presented December 31, 2002.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2003

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2003.

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

4. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2003, raw materials and finished goods amounted to approximately $366,684.

5. Reclassification

Certain reclassifications have been made to the December 31, 2002 audited consolidated financial statements to be in conformity with the March 31, 2003 unaudited interim financial statements.

Note A – Summary of Significant Accounting Policies — Continued

6. Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 185,023,020 and 175,309,544 for the quarter ending March 31, 2003 and 2002, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2002 and included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and March 31, 2002, respectively. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $34.5 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $4.2 million, a deficit in working capital of $4 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to utilize its current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities.

Note B – Realization of Assets – Continued

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

Note C – Marketable Securities and Investments

During the first quarter 2003 5,000,000 restricted common shares with deemed Stockholder Equity of $100,000 were issued in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company). The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from December 31, 2002 at $1.34 to $.59 at March 31, 2003.

During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

In February 2002, the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

In February 2002, the Company realized a gain on marketable securities. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares.

Note D – Related Party Transactions

In February 2003, the Company sold raw materials and finished goods in the amount of $94,836 to a manufacturing company owned by a director of Veridien Corporation. The Company received a credit note with the manufacturing company in the amount of $47,418 to be applied against product purchases. Also, a promissory note for $47,418 was received with an interest rate of 10% per annum which shall accrue from May 1, 2003 until paid. This note may be settled by delivery of 79,030 free trading common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter — March 31, 2003 Compared with March 31, 2002

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2003 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Health Care company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed patented and unique products including Surface Disinfectants, Antiseptic Hand Cleansers, Instrument Presoak and SUN PROTECTION PRODUCTS.

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

Recent product line extensions have included ™(1) the SunSwipe™ product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF 45, Baby 45 and after-tanning; all in a towelettes product delivery configuration); and (2) BugSwipe™ (an insect repellant in the towelettes product delivery configuration).

During 2002 and early 2003, we have continued to focus our sales efforts on our Disinfectant products. We have expanded our product line to include Viraguard® Toilet Seat Wipes, which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians’ offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

To spearhead expansion of our Dental Markets, beginning December 1, 2002, Veridien launched a national sales force of specialized dental representatives to target dental supply and distribution companies.

We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our Company. We entered into a five (5) year Distribution Agreement with E.I. DuPont de Nemours and Company for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003.

We have adopted a new approach to marketing SunSwipe™ and BugSwipe™ products for 2003 and onward. We are developing Master Distributor Agreements with companies who have strong market penetration in specific areas. These include Emergency Services, Healthcare, Retail Mass Merchandise, Sporting Goods, Supermarkets, Convenience Stores, Industrial and Institutional sales channels. Master Distribution agreements allow us to take advantage of the Distributors’ extensive abilities to place products in these markets.

During 2002, we entered into a global distribution agreement with DuPont to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes and sales of these products in the Emergency Services and Industrial markets. Deliveries commenced in April 2003.

The Company has incurred losses since its incorporation. At March 31, 2003, the Company had an accumulated deficit of $34,463,021. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Result of Operations

          First Quarter ended March 31, 2003 vs. First Quarter ended March 31, 2002

	First Quarter		Percentage of
	March 31		Net Revenue

	2003	2002	2003	2002

Net Sales	$344,521	$284,793	100%	100%
Cost of Goods Sold	133,114	133,826	39%	47%
Gross Profit	211,407	150,967	61%	53%
Operating Expenses:
General, Selling & Administrative	250,335	370,453	73%	130%
Research & Development	17,986	25,974	5%	9%
(Loss) from Operations	(56,914)	(245,460)	(17)%	(86)%
Other Income (Expense) Net	(176,786)	(40,783)	(51)%	(14)%
Net (Loss) Before Taxes	(233,700)	(286,243)	(68)%	(101)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(233,700)	$(286,243)	(68)%	(101)%

Consolidated gross revenues for first quarter 2003 increased by $24,648 or 8% to $344,603 compared with $319,955 in first quarter 2002.

•	Gross revenue from product sales increased for first quarter 2003 by $59,728 or 21% to $344,521 compared with $284,793 in first quarter 2002. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	In February 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	In February 2002 the Company realized a gain on marketable securities. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares.

•	Interest income for first quarter 2003 increased by $50 or 156% to $82 compared with $32 in first quarter 2002.

Consolidated gross expenses for first quarter 2003 decreased by $27,895 or 5% to $578,303 compared with $606,198 in first quarter 2002.

•	The cost of goods sold for first quarter 2003 decreased by $712 or 1% to $133,114 compared with $133,826 in first quarter 2002. The cost of goods ratio as a percentage of sales was 39% in first quarter 2003 compared to 47% in first quarter 2002. The decrease in ratio of the cost of goods as a percentage of sales resulted primarily from sale of a product mix with higher margins. The Company continues to improve margins.

•	General, selling, and administrative expenses for first quarter 2003 decreased by $120,118 or 32% to $250,335 compared with $370,453 in first quarter 2002. Decreases that affected general and administrative costs were associated with rent expense for first quarter 2003 that decreased by 70% to $5,367 compared with $17,700 in first quarter 2002. Decreases that affected general and administrative expenses were associated with professional public company, legal, consulting and accounting fees for first quarter 2003 that decreased by 66% to $49,521 compared with $144,628 in first quarter 2002. Increases in general and administrative costs were associated with insurance fees for first quarter 2003 that increased by 70% to $16,894 compared with $9,949 in first quarter 2002. Additional increases in general and administrative costs were associated with sales and marketing expenses for first quarter 2003 that increased by 12% to $110,802 compared with $99,151 in first quarter 2002.

•	Research and development expenses for first quarter 2003 decreased by $7,988 or 31% to $17,986 compared with $25,974 in first quarter 2002. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During the first quarter 2003 5,000,000 restricted common shares with deemed Stockholder Equity of $100,000 were issued in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company). The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

•	During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003.

•	During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

•	Interest expense for first quarter 2003 increased by $21,276 or 28% to $97,221 compared with $75,945 in first quarter 2002. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Net losses decreased to $233,700 first quarter 2003 from $286,243 in first quarter 2002. This represented an 18% decrease in net losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2003 and March 31, 2002 we had working capital deficits of approximately $3,976,270 and $1,774,326 respectively. Our independent certified public accountants stated in their report on the 2002 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the three months ended March 31, 2003, 245,000 common shares were issued under the company’s S8 Registration Statement to our legal counsel for legal services provided to the company. The effective price per share was $0.025.

•	During the first quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $67,147.

•	During the three months ended March 31, 2003, accounts receivable increased by $97,712 to $195,917 from $98,205 at December 31, 2002. This increase is attributable to our increased sales level.

•	During the three months ended March 31, 2003, inventory increased by 62% to $366,684 compared with $226,688 at December 31, 2002. The increase is due to anticipated increases in sales and an increase in inventory raw materials for manufacturing in the second quarter 2003.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 2, 2003, we have cash of approximately $60,593 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

Item 3.	Controls and Procedures

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the company’s Chief Executive Officer and Acting Chief Financial Officer has concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2.	Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending March 31, 2003:

Common Stock

On March 31, 2003 we issued 5,000,000 restricted shares of Common Stock to an individual in exchange for 276,267 free trading common shares of H. Quotient, Inc. a publicly traded company, which value on March 31, 2003 was $162,998 ($0.59/share). This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	Not applicable.

Item 3.	Default Upon Senior Securities

During the first quarter of 2003 our 3-year convertible debentures issued in February and March of 2000, with total principal amounts of $820,000, came due with accrued interest. The company is in the process of negotiating extension/renewal terms with the holders.

Item 5.	Other Information

During 2002, we entered into a five (5) year Distribution Agreement with E.I. DuPont de Nemours and Company for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries to Dupont commenced in February 2003.

In addition, we entered into a global distribution agreement with DuPont to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes in the Emergency Services and Industrial markets. Deliveries to Dupont commenced in April 2003.

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

Veridien Corporation

(Registrant)

Date May 15, 2003	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date May 15, 2003	By	/s/ Rene A. Gareau

Rene A. Gareau
Exec. Vice President & Secretary

CERTIFICATIONS*

I, Sheldon C. Fenton certify that:

1.     I have reviewed this annual report on Form 10-QSB of Veridien Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

CERTIFICATIONS*

I, Sheldon C. Fenton certify that:

1.     I have reviewed this annual report on Form 10-QSB of Veridien Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer and
Acting Chief Financial Officer