Form 10QSB
period 2003-06-30
VERIDIEN CORP
filed 2003-08-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ___________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 191,147,884 shares of common stock, par value $0.001 were outstanding at August 8, 2003.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
June 30, 2003 and December 31, 2002

Assets	June 30, 2003	December 31, 2002

Current Assets:
Cash	$68,332	$89,048
Accounts receivable – trade
Less allowance for doubtful account of $30,265 and $20,584 respectively	348,074	98,205
Inventory	252,967	226,688
Note receivable	59,718	-0-
Due from shareholders	119,837	-0-
Marketable Securities	-0-	273,200
Prepaid expenses and other current assets	35,635	62,553

Total current assets	884,563	749,496
Property and equipment:
Furniture and fixtures	409,211	409,211
Leasehold improvements	-0-	-0-

	409,211	409,211
Less accumulated depreciation	382,768	377,197

	26,443	32,014
Other Assets:
Patents less accumulated amortization of $498,615 and $496,811 respectively	15,767	17,571
Security deposits and other assets	74,674	1,625

	90,441	19,196

Total assets	$1,001,447	$800,706

See accompanying notes to the financial statements.

Veridien Corporation
And Subsidiaries

Consolidated Balance Sheets — Continued
(Unaudited)
June 30, 2003 and December 31, 2002

Liabilities and Deficit in Stockholders’ Equity	June 30, 2003	December 31, 2002

Current liabilities:
Current capital lease obligations	$5,150	$5,150
Note payable	248,977	293,323
Convertible debentures due	1,706,311	1,981,311
Accounts payable	1,407,682	1,113,791
Accrued compensation	5,642	7,412
Accrued interest	1,241,406	1,053,227
Other accrued liabilities	20,527	40,229
Customer deposits	24,606	41,406
Due to stockholders	33,008	31,976

Total current liabilities	4,693,309	4,567,825
Long-term liabilities:
Capital lease obligations less current	3,282	6,022
Convertible debentures	727,200	349,000

Total long-term liabilities	730,482	355,022

Total liabilities:	5,423,791	4,922,847
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at June 30, 2003 and December 31, 2002	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at June 30, 2003 and December 31, 2002	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 190,947,884 and 183,274,887 shares issued and outstanding at June 30, 2003 and December 31, 2002	190,948	183,275
Additional paid-in capital	30,007,372	29,842,331
Common stock warrants	26,399	26,399
Accumulated deficit	(34,229,321)	(33,416,017)
Current period profit/(loss)	(472,917)	(813,304)

	(4,417,344)	(4,117,141)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(4,422,344)	(4,122,141)

	$1,001,447	$800,706

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$549,956	$282,362	$894,477	$567,155
Operating costs and expenses:
Cost of sales	390,916	183,935	524,030	317,761
General, selling, and administrative	247,309	329,166	497,644	699,619
Research and development	29,546	53,429	47,532	79,403

	667,771	566,530	1,069,206	1,096,783

Loss from Operations	(117,815)	(284,168)	(174,729)	(529,628)
Other income (expense):
Interest expense	(100,752)	(80,198)	(197,973)	(156,143)
Change in market value of marketable securities	-0-	13,570	(14,802)	13,570
Realized gain (loss) on marketable securities	(20,733)	-0-	(85,578)	-0-
Realized gain on sale of property and equipment	-0-	-0-	-0-	35,130
Realized gain or loss on sale of assets	-0-	11,970	-0-	11,970
Realized sale of cash credits	-0-	64,500	-0-	64,500
Interest income	83	49	165	81

	(121,402)	9,891	(298,188)	(30,892)
Net loss before taxes	(239,217)	(274,277)	(472,917)	(560,520)
Income taxes	-0-	-0-	-0-	-0-

Net loss	$(239,217)	$(274,277)	$(472,917)	$(560,520)

Net loss per common share	$(0.001)	$(0.002)	$(0.003)	$(0.003)
Weight average share outstanding	189,329,219	178,514,576	187,176,220	176,912,060

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended
June 30, 2003 and June 30, 2002

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net (loss)	$(472,917)	$(560,520)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	9,157	8,195
Change in market value of securities		(13,570)
Stock issuances for services	29,788	61,150
Stock issuances for interest expense, non-cash	6,726
Realized gain/loss on marketable securities	100,380	(11,970)
Proceeds from sale of marketable securities	272,622
(Increase) decrease in:
Accounts receivable	(249,869)	(31,735)
Licensing fees receivable	-0-	-0-
Notes receivable	(59,718)	-0-
Prepaid and other current assets	26,918	36,060
Inventories	(26,279))	137,821
Other assets	(73,049)	6,756
Increase (decrease) in:
Accounts payable and accrued expenses	458,816	370,156
Due to stockholders	(118,805)	1,032
Customer deposits	(16,800)	(10,320)

Net cash (used) by operating activities:	(113,030)	(6,945)

Cash flow from investing activities:
Net purchases and disposal of property and equipment	-0-	-0-

Net cash (used) by investing activities	-0-	-0-

Cash flow from financing activities:
Proceeds from convertible debentures	133,200	204,000
Net payment on capital leases	(2,740)	(3,600)
Net proceeds from borrowings	(38,146)	(130,490)

Net cash provided by financing activities	92,314	69,910
Net increase/(decrease) in cash	(20,716)	62,965
Cash at beginning of year	89,048	7,219

Cash at end of quarter	$68,332	$70,184

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2003:

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

4. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2003, raw materials and finished goods amounted to approximately $252,967.

5. Reclassification

Certain reclassifications have been made to the December 31, 2002 audited consolidated financial statements to be in conformity with the June 30, 2003 unaudited interim financial statements.

6. Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 189,329,219 and 187,176,220 for the quarter ending June 30, 2003 and 2002, respectively. Common stock equivalents (stock options, warrants,

Note A – Summary of Significant Accounting Policies – Continued

convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for the three months and six months ended June 30, 2003 and June 30, 2002, respectively. The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $34.7 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $4.4 million, a deficit in working capital of $3.8 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C – Marketable Securities and Investments

During the second quarter 2003 the Company sold 380,000 HQNT shares and realized a loss in the amount of $20,733 due to the decline in the FMV of the stock from March 31, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter – June 30, 2003 Compared with June 30, 2002, and Six-Months Ended June 30, 2003 Compared with June 30, 2002

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2003 for the three months and six months ended June 30, 2003 and June 30, 2002, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

Recent product line extensions have included (1) the SunSwipe™ product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF 45, Baby 45 and after-tanning: all in a towelettes product delivery configuration); and (2) BugSwipe™ (an insect repellant in the towelettes product delivery configuration).

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

The Company has incurred losses since its incorporation. At June 30, 2003, the Company had an accumulated deficit of $34,702,238. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Results of Operations

Second Quarter ended June 30, 2003 vs. Second Quarter ended June 30, 2002

	Second Quarter		Percentage of
	June 30,		Net Revenue

	2003	2002	2003	2002

Net Sales	$549,956	$282,362	100%	100%
Cost of Goods Sold	390,916	183,935	71%	65%
Gross Profit	159,040	98,427	29%	35%

Operating Expenses:
General, Selling & Administrative	247,309	329,166	45%	117%
Research & Development	29,546	53,429	5%	19%

(Loss) from Operations	(117,815)	(284,168)	(21)%	(101)%

Other Income (Expense) Net	(121,402)	9,891	(22)%	4%

Net (Loss) Before Taxes	(239,217)	(274,277)	(43)%	(97)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(239,217)	$(274,277)	(43)%	(97)%

Second Quarter — June 30, 2003 Compared with June 30, 2002

Consolidated gross revenues for second quarter 2003 increased by $177,588 or 48%, to $550,039 compared with $372,451 in second quarter 2002.

•	Gross revenue from product sales increased for second quarter 2003 by $267,594, or 95%, to $549,956 compared with $282,362 in second quarter 2002. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for second quarter 2003 increased by $34, or 69% to $83 compared with $49 in second quarter 2002.

•	Change in market value of securities for second quarter 2002 recognizes an increase of $13,570 in the value of the marketable securities held by the Company.

•	Realized gain or loss on sale of assets for second quarter 2002 recognized a net gain of $11,970 on the sale of marketable securities.

•	Realized sale of cash credits for second quarter 2002 recognized a net gain on the sale of cash credits in the amount of $64,500. This investment was reclassified as a marketable security at the fair market value at June 30, 2002. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. At December 31, 2001 the $129,000 was written down to

$64,500 due to their restrictions. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of $23,000 cash credits still remains with SGD International.

Consolidated gross expenses for second quarter 2003 increased by $142,528, or 22%, to $789,256 compared with $646,728 in second quarter 2002.

•	The cost of goods sold for second quarter 2003 increased by $206,981, or 113% to $390,916 compared with $183,935 in second quarter 2002. The increase in the cost of sales resulted primarily from increased sales of 95% over the same period of 2002. Profit margins were at 29% and 35%, respectively.

•	General, selling, and administrative expenses for second quarter 2003 decreased by $81,857 or 25% to $247,309 compared with $329,166 during the same period of 2002. Decreases that affected general and administrative costs were associated with administrative wages which decreased in second quarter 2003 by 51% to $14,951 compared with $30,807 in second quarter 2002. This decrease is attributable to the reduction in staff. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2003 that decreased by 87% to $13,925 compared with $104,358 in second quarter 2002. Additional decreases in general and administrative costs were associated with public company expenses for second quarter 2003 the decrease in this category decreased by 77% to $6,212 compared with $26,471 in second quarter 2002. The higher expenses in 2002 were the result of the annual shareholder meeting which was held on March 6, 2002. Additionally, selling expenses increased for second quarter 2003 by 26% to $132,839 compared with $105,185 in second quarter 2002.

•	Research and development expenses for second quarter 2003 decreased by $23,883, or 45% to $29,546 compared with $53,429 in second quarter 2002. The decrease was due primarily to the use of outside services for registrations instead of internal staffing. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2003 increased by $20,554, or 26% to $100,752 compared with $80,198 in second quarter 2002. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During the second quarter 2003 the Company sold 380,000 HQNT shares and realized a loss in the amount of $20,733 due to the decline in the FMV of the stock from March 31, 2003.

•	Net losses decreased to $239,217 second quarter 2003 from $274,277 in second quarter 2002. This represented a 13% decrease in net losses.

Six Months ended June 30, 2003 vs. Six Months ended June 30, 2002

	Six Months ended		Percentage of
	June 30,		Net Revenue

	2003	2002	2003	2002

Net Sales	$894,477	$567,155	100%	100%
Cost of Goods Sold	524,030	317,761	59%	56%
Gross Profit	370,447	249,394	41%	44%
Operating Expenses:
General, Selling & Administrative	497,644	699,619	56%	123%
Research & Development	47,532	79,403	5%	14%
(Loss) from Operations	(174,729)	(529,628)	(20)%	(93)%
Other Income (Expense) Net	(298,188)	(30,892)	(33)%	(5)%
Net (Loss) Before Taxes	(472,917)	(560,520)	(53)%	(99)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	$(472,917)	$(560,520)	(53)%	(99)%

Six-months ended June 30, 2003 Compared with Six Months Prior Year ended June 30, 2002

Consolidated gross revenues for the six months ended June 30, 2003 increased by $202,236, or 29% to $894,642 compared with $692,406 during the same period of 2002.

•	Gross revenue from product sales increased for the first six months of 2003 by $327,322, or 58%, to $894,477 compared with $567,155 in 2002. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for the first six months of 2003 increased by $84, or 104% to $165 compared with $81 during the same period of 2002.

•	Change in market value of securities for the six months ended June 30, 2002 recognizes an increase of $13,570 in the value of the marketable securities held by the Company.

•	Realized gain or loss for the six months ended June 30, 2002 realized a gain on the receipt of 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during the six months ended June 30, 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	Realized gain or loss on sale of assets for the six months ended June 30, 2002 recognized a net gain of $11,970 on the sale of marketable securities.

•	Realized sale of cash credits for the six months ended June 30, 2002 recognized a net gain on the sale of cash credits in the amount of $64,500. This investment has now been reclassified as a marketable security at the fair market value as of June 30, 2002. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. At December 31, 2001 the $129,000 was written down to $64,500 due to their restrictions. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. Currently, a remainder of $23,000 cash credits still remain with SGD International.

Consolidated gross expenses for the first six months of 2003 increased by $114,633, or 9%, to $1,367,559 compared with $1,252,926 during the same period of 2002.

•	The cost of goods sold for the six months ended June 30, 2003 increased by $206,269, or 65% to $524,030 compared with $317,761 during the same period of 2002. The increase in the cost of sales resulted primarily from increased sales at 58% over the same period of 2002. There was an increase in the cost of goods ratio as a percentage of sales to 59% during the current year 2003 compared to 56% in the same period of 2002. The Company is working towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for six months ended June 30, 2003 decreased by $201,975, or 29% to $497,644 compared with $699,619 during the same period of 2002. Decreases that affected general and administrative costs were associated with administrative wages which decreased for six months ended June 30, 2003 by 30% to $44,235 compared with $63,156 in the same period 2002. This decrease is attributable to the reduction of staff. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2003 that decreased by 70% to $60,638 compared with $205,058 in the same period 2002. Additional decreases in general and administrative costs were associated with public company expenses for six months ended June 30, 2003 the decrease in this category decreased by 88% to $8,665 compared with $70,399 in the same period 2002. The higher expenses in 2002 were the result of the annual shareholder meeting which was held on March 6, 2002. Additionally, selling expenses increased for six months ended June 30, 2003 by 14% to $245,415 compared with $215,825 in the same period 2002.

•	Research and development expenses for the first six months of 2003 decreased by $31,871, or 40% to $47,532 compared with $79,403 during the same period of 2002. The decrease was due primarily to the use of outside services for registrations instead of internal staffing. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	During the first quarter 2003 5,000,000 restricted common shares with deemed Stockholder Equity of $100,000 were issued in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company). The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

•	During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003.

•	During second quarter 2003, the Company sold 380,000 HQNT shares and realized a loss of $20,733 due to the decline in the FMV of the stock from March 31, 2003 at $.59. During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

•	Interest expense for the first six months of 2003 increased by $41,830, or 27% to $197,973 compared with $156,143 during the same period of 2002. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

Net losses decreased to $472,917 during the first six months of 2003 from $560,520 during the same period of 2002. This represented a 16% decrease in net losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of June 30, 2003 and June 30, 2002 we had working capital deficits of approximately $3,808,746 and $1,913,369 respectively. Our independent certified public accountants stated in their report on the 2002 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the second quarter of 2003 we issued a total of 5 convertible debentures for cash proceeds of $120,000 and accounts payable retirement of $13,200. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates between $0.04 and $0.05.

•	During the second quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $198,265.

•	During the second quarter of 2003 2 Convertible Debentures with principal balances of $30,000 and accrued interest of $6,726 were converted into 1,224,221 shares of common stock.

•	During the second quarter of 2003 $6,200 of the Loan and Security Agreement principal was converted by the holders to -0- shares of Series B Preferred Stock and 400,000 shares of Common Stock.

•	During the six months ended June 20, 2003, 71,893 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.042.

•	During the six months ended June 20, 2003, 71,893 common shares were issued under the company’s S8 Registration Statement to a consultant under the terms of their contract. The average effective price per share was $0.042.

•	During the second quarter of 2003 660,000 common shares were issued to a former officer of the Company in fulfillment of all obligations to him under his employment contract with the Company.

•	During the three months ended March 31, 2003, 245,000 common shares were issued under the company’s S8 Registration Statement to our legal counsel for legal services provided to the company. The effective price per share was $0.025.

•	During the first quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $67,147.

•	During the six months ended June 30, 2003, accounts receivable increased by $249,869 to $348,074 from $98,205 at December 31, 2002. This increase is attributable to our increased sales level.

•	During the six months ended June 30, 2003, inventory increased by 12% to $252,967 compared with $226,688 at December 31, 2002. The increase is necessary to meet increased sales level demands.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of July 28, 2003, we have cash of approximately $64,982 and during August and September, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

Item 3. Controls and Procedures

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 13a-14) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Acting Chief Financial Officer has concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending June 30, 2003:

Common Stock

On June 23, 2003 $6,200 of the principal of the Loan and Security Agreement was converted into 400,000 share of common stock. This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

On June 23, 2003 $30,000 of principal and $6,726 of accrued interest of outstanding Convertible Debentures were converted into 1,224,211 common shares. This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

On June 30, 2003 we issued 660,000 shares of Common Stock valued at $17,688 to a former officer of the Company in fulfillment of all obligations to him under his employment contract with the Company. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Debentures

During the second quarter of 2003 we issued a total of 5 convertible debentures for cash proceeds of $120,000 and accounts payable retirement of $13,200. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates between $0.04 and $0.05. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	Not applicable.

Item 3. Default Upon Senior Securities

During the first quarter of 2003 our 3-year convertible debentures issued in February and March of 2000, with total principal amounts of $820,000, came due with accrued interest. By the end of the second quarter the company had successfully negotiated the renewal/extension of $275,000 (principal plus accrued interest thereon) of this amount and the company is in the process of negotiating extension/renewal terms with the remainder of the holders.

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

Item 6. Exhibits and Report on Form 8-K

(e)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(g)	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(h)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation (Registrant)

Date August 14, 2003	By /s/ Sheldon C. Fenton Sheldon C. Fenton Chief Executive Officer

Date August 14, 2003	By /s/ Rene A. Gareau Rene A. Gareau Exec.Vice President & Secretary