Form 10QSB
period 2003-09-30
VERIDIEN CORP
filed 2003-11-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  [X]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 198,404,098 shares of common stock, par value $0.001 were outstanding at November 1, 2003.

Transitional Small Business Disclosure Format (check one):

Yes  [  ]  No  [X]

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements
Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002

Assets
Current Assets:
Cash	$34,948	$89,048
Accounts receivable – trade
Less allowance for doubtful accounts of $23,077 and $20,584 respectively	105,131	98,205
Inventory	270,304	226,688
Due from shareholders	88,917	-0-
Marketable securities	490,050	273,002
Prepaid expenses and other current assets	48,122	62,553

Total current assets	1,037,472	749,496

Property and equipment:
Furniture and fixtures	409,211	409,211
Less accumulated depreciation	387,508	377,197

	21,703	32,014

Other Assets:
Patents less accumulated amortization of $499,517 and $496,811 respectively	14,865	17,571
Security deposits and other assets	1,625	1,625

	16,490	19,196

Total assets	$1,075,665	$800,706

See accompanying notes to the financial statements.

Veridien Corporation
And Subsidiaries

Consolidated Balance Sheets – Continued
(Unaudited)
September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002

Liabilities and Deficit in Stockholders’ Equity
Current Liabilities:
Current capital lease obligations	$5,150	$5,150
Note payable	344,852	293,323
Convertible debentures due	1,951,311	1,981,311
Accounts payable	1,372,695	1,113,791
Accrued compensation	3,548	7,412
Accrued interest	1,119,797	1,053,227
Other accrued liabilities	20,606	40,229
Customer deposits	24,607	41,406
Due to stockholders	33,523	31,976

Total current liabilities	4,876,089	4,567,825

Long-term Liabilities:
Capital lease obligations less current	2,086	6,022
Convertible debentures	482,200	349,000

Total long-term liabilities	484,286	355,022

Total liabilities:	5,360,375	4,922,847

Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at September 30, 2003 and December 31, 2002	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 Authorized, 174,219 and 174,219 issued and outstanding at September 30, 2003 and December 31, 2002	175	175
Common Stock - $.001 par value; 300,000,000 shares authorized, 191,169,710 and 183,274,887 shares issued and outstanding at September 30, 2003 and December 31, 2002	191,170	183,275
Additional paid-in capital	30,018,650	29,842,331
Common stock warrants	26,399	26,399
Accumulated deficit	(34,229,321)	(33,416,017)
Current period profit (loss)	(346,783)	(813,304)

	(4,279,710)	(4,117.141)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(4,284,710)	(4,122,141)

	$1,075,665	$800,706

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2003		2002		2003		2002

Sales	$406,192		$121,949		$1,300,669		$689,104

Operating costs and expenses:
Cost of sales	186,038		84,513		710,068		402,274
General, selling, and administrative	346,542		264,640		844,186		964,259
Research and development	26,014		27,629		73,546		107,032

	558,597		376,782		1,627,800		1,473,565

Income (Loss) from Operations	(152,402)		(254,833)		(327,131)		(784,461)

Other income (expense):
Interest expense	120,577		(80,959)		(77,396)		(237,102)
Change in market value of marketable securities	125,560		256,000		110,758		269,570
Realized gain (loss) on marketable securities	32,377		23,964		(53,201)		35,934
Realized gain on sale of property and equipment	-0	-	-0	-	-0	-	35,130
Realized sale of cash credits	-0	-	-0	-	-0	-	64,500
Interest income	22		146		187		227

	278,536		199,151		(19,652)		168,259

Net income (loss) before taxes	126,134		(55,682)		(346,783)		(616,202)
Income taxes	-0	-	-0	-	-0	-	-0	-

Net income (loss)	$126,134		$(55,682)		$(346,783)		$(616,202)

Net income (loss) per common share	$0.0007		$(0.0003)		$(0.0018)		$(0.0035)
Weight average share outstanding	191,155,159		179,401,553		188,502,533		177,741,891

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended
September 30, 2003 and September 30, 2002

	September 30, 2003		September 30, 2002

Cash flows from operating activities:
Net income (loss)	$(346,783)		$(616,202)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	13,017		11,722
Stock issuances for services	41,288		65,696
Stock issuances for interest expense, non-cash	6,726		14,510
Other, not affecting cash	(461,373)		(15,332)
Realized (gains) loss on marketable securities	53,201		(35,934)
Unrealized (gains) loss on marketable securities	(110,758)		(269,570)
Proceeds from sale of marketable securities	408,088		175,116
Realized sale of cash credits	-0	-	(64,500)
Realized gain (loss) on equipment	-0	-	(35,130)
(Increase) decrease in:
Accounts receivable	(6,926)		655
Prepaid and other current assets	14,431		14,627
Inventories	(43,616)		199,738
Other assets	-0	-	7,147
Increase (decrease) in:
Accounts payable and accrued expenses	301,990		331,211
Due to stockholders	(87,379)		1,547
Customer deposits	(16,799)		(10,500)

Net cash (used) by operating activities:	(234,893)		(225,199)

Cash flow from investing activities:
Net purchases and disposal of property and equipment	-0	-	-0	-

Net cash (used) by investing activities	-0	-	-0	-

Cash flow from financing activities:
Proceeds from convertible debentures	133,200		204,000
Net payment on capital leases	(3,936)		(5,786)
Net proceeds from borrowings	51,529		30,724

Net cash provided by financing activities	180,793		228,938

Net increase/(decrease) in cash	(54,100)		3,739
Cash at beginning of year	89,048		7,219

Cash at end of quarter	$34,948		$10,958

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2003

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2003

Note A – Summary of Significant Accounting Policies

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

4.     Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2003 raw materials and finished goods amounted to approximately $270,304.

5.     Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting principally of accounts receivable, investments in marketable securities, accounts payable, accrued expenses and debt to approximate the fair value of the respective assets and liabilities at September 30, 2003, and December 31, 2002

Note A – Summary of Significant Accounting Policies - Continued

6.     Reclassification

Certain reclassifications have been made to the December 31, 2002 audited consolidated financial statements to be in conformity with the September 30, 2003 unaudited interim financial statements.

7.     Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 191,155,159 and 179,401,553 for the quarter ending September 30, 2003 and 2002, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2003 and September 30, 2002, respectively. The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Since inception, the Company has incurred losses of approximately $34.6 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $4.3 million, a deficit in working capital of $3.8 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C – Marketable Securities and Investments

During the third quarter 2003 the Company purchased and sold 165,700 marketable securities and realized a gain in the amount of $32,377. The Company also received 605,000 shares of marketable securities at September 3, 2003 in payment of a current accounts receivable. At the end of third quarter 2003 these 605,000 shares of a marketable security resulted in an unrealized gain of $125,560 due to the increase in the FMV from $.6024 to $.81.

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

At September 30, 2002 the Company owned 512,000 shares of H-Quotient Inc.(HQNT) representing a carrying value of $419,840. An unrealized gain in the amount of $256,000 and $269,570 was recognized for the quarter and nine months ended September 30, 2002 to adjust the carrying value to market value.

On May 4, 2001 the Company exchanged cash credits with a stated value of $129,000 for 430,000 shares of restricted common shares of H-Quotient Inc. The Company recognized $64,500 of other income from this transaction which represents 50% of fair market value of the shares after an estimated marketability discount due to restrictions. The investment in the common shares was recorded at the cost of $64,500 at December 31, 2001 and had not been recognized as a marketable security due to the restrictions that existed on its disposition. On May 4, 2002, the restrictions expired and the Company reclassified the shares to marketable securities, trading securities. The Company has made an adjustment in the amount of $64,500 reflect the current market value at June 30, 2002. The shares were recorded to marketable

Note C – Marketable Securities and Investments – Continued

securities and valued at $137,600. An unrealized gain in the amount of $64,500 was recognized for the difference between book value and fair market value.

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

Note D – Supplemental Cash Flow Disclosures

During the nine months ended September 30, 2003 the Company received 605,000 shares of marketable securities for payment of a current accounts receivable. At September 30, 2003 the fair market value of the marketable securities is $490,050.

During the nine months ended September 30, 2002 the Company exchanged accounts receivable and inventory in the amount of $38,370 for marketable securities. The Company recognized an increase in carrying value and change in classifications on an investment in the amount of $64,500 due to the elapsing of time restrictions.

Note E – Related Party Transactions

In February 2003, the Company sold raw materials and finished goods in the amount of $94,836 to a manufacturing company owned by a director of Veridien Corporation. The Company received a credit note with the manufacturing company in the amount of $47,418 to be applied against product purchases. Also, a promissory note for $47,418 was received with an interest rate of 10% per annum which shall accrue from May 1, 2003 until paid. This note may be settled by delivery of 79,030 free trading common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). As of September 30, 2003 the Company has received product towards this credit in the amount of $5,920.

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter – September 30, 2003 Compared with September 30, 2002, and Nine-Months Ended September 30, 2003 Compared with September 30, 2002

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2003 for the three months and nine months ended September 30, 2003 and September 30, 2002, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

During the third quarter 2003 we signed a supply contract with the American Red Cross, wherein they contracted for the following products: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. Our patented Disinfectants and Wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. Deliveries to the Red Cross are expected to commence in the fourth quarter 2003.

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

The Company has incurred losses since its incorporation. At September 30, 2003, the Company had an accumulated deficit of $34,576,104. The Company has financed its ongoing business activities through a combination of sales, equity financing, and debt.

Results of Operations

Third Quarter ended September 30, 2003 vs. Third Quarter ended September 30, 2002

	Third Quarter				Percentage of
	September 30,				Net Revenue
	2003		2002		2003	2002
Net Sales	$406,192		$121,949		100%	100%
Cost of Goods Sold	186,038		84,513		46%	69%
Gross Profit	220,154		37,436		54%	31%

Operating Expenses:
General, Selling & Administrative	346,542		264,640		85%	217%
Research & Development	26,014		27,629		6%	23%

Income (Loss) from Operations	(152,402)		(254,833)		(38)%	(209)%

Other Income (Expense) Net	278,536		199,151		69%	163%

Net Income (Loss) Before Taxes	126,134		(55,682)		31%	(46)%
Income Taxes	-0	-	-0	-	0%	0%
Net Income (Loss)	126,134		$(55,682)		31%	(46)%

Third Quarter - September 30, 2003 Compared with September 30, 2002

Consolidated gross revenues for third quarter 2003 increased by $162,092, or 40%, to $564,151 compared with $402,059 in third quarter 2002.

•	Gross revenue from product sales increased for third quarter 2003 by $284,243 or 233%, to $406,192 compared with $121,949 in third quarter 2002. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases next year, will generate new revenue in next and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for third quarter 2003 decreased by $124, or 85% to $22 compared with $146 in third quarter 2002. The decrease in interest income is due primarily to a decreased daily cash balance earning interest.

•	Additionally, other income for third quarter 2003 decreased by $122,027, or 44% to $157,937 compared with $279,964 in third quarter 2002. The unrealized gain in marketable securities for third quarter 2003 recognizes an increase of $125,560 and $256,000 in the value of the marketable securities held by the Company for the quarter ended September 30, 2003 and 2002, respectively. The Company recognized realized gains of $32,377 and $23,964 on the sale of marketable securities for the quarter ended September 30 2003 and 2002, respectively.

Consolidated gross expenses for third quarter 2003 decreased by $19,724, or 4% to $438,017 compared with $457,741 in third quarter 2002.

•	The cost of goods sold for third quarter 2003 increased by $101,525, or 120% to $186,038 compared with $84,513 in third quarter 2002. There was a decrease in the cost of goods ratio as a percentage of sales to 46% in third quarter 2003 compared to 69% in third quarter 2002. The increase in the cost of sales resulted primarily of a combination of increased sales at 233% over the same period of 2002 offset by a change in product mix. The Company is continuing to work towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for third quarter 2003 increased by $81,902, or 31% to $346,542 compared with $264,640 in third quarter 2002. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for third quarter 2003 that increased by 10% to $83,018 compared with $75,596 in third quarter 2002. Increases in general and administrative costs were associated with public company expenses for third quarter 2003 the increase in this category increased by 180% to $4,719 compared with $1,685 in third quarter 2002. Additionally, selling expenses increased for third quarter 2003 by 17% to $103,663 compared with $88,651 in third quarter 2002. Decreases that affected general and administrative costs were associated with administrative wages which decreased in third quarter 2003 by 48% to $21,979 compared with $42,312 in third quarter 2002. This decrease is attributable to the reduction in staff on payroll with the functions now being handled by personnel on consulting contracts.

•	Research and development for third quarter 2003 decreased $1,615, or 6% to $26,014 compared with $27,629 in third quarter 2002. The decrease was due primarily to the use of outside services for registrations instead of internal staffing. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2003 decreased by $201,536 or 249% to a positive $120,577 compared with negative $80,959 in third quarter 2002. The decrease in interest expense was due primarily to negotiation with certain expired Convertible Debenture holders to waive accrued interest in the amount of $206,537 in exchange for closer to market conversion rates for their debt instruments. Interest continues to accrue on other various debts.

•	Operating losses decreased to $152,402 in third quarter 2003 from $254,833 in third quarter 2002. This represented a 40% decrease in operating losses.

Nine Months ended September 30, 2003 vs. Nine Months ended September 30, 2002

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2003	2002	2003	2002
Net Sales	$1,300,669	$689,104	100%	100%
Cost of Goods Sold	710,068	402,274	55%	58%
Gross Profit	590,601	286,830	45%	42%

Operating Expenses:
General, Selling & Administrative	844,186	964,259	65%	140%
Research & Development	73,546	107,032	6%	16%

Income (Loss) from Operations	(327,131)	(784,461)	(25)%	(114)%

Other Income (Expense) Net	(19,652)	168,259	(2)%	24%

Net income (Loss) Before Taxes	(346,783)	(616,202)	(27)%	(89)%
Income Taxes	-0-	-0-	0%	0%
Net income (Loss)	$(346,783)	$(616,202)	(27)%	(89)%

Nine months ended September 30, 2003 Compared with Nine Months ended September 30, 2002

Consolidated gross revenues for the nine months ended September 30, 2003 increased by $263,948, or 24% to $1,358,413, compared with $1,094,465 during the same period of 2002.

•	Gross revenue from product sales increased for the nine months ended September 30, 2003 by $611,565, or 89% to $1,300,669 compared with $689,104 in 2002. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases next year, will generate new revenue in next and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for the nine months ended September 2003 decreased by $40, or 18% to $187 compared with $227 during the same period of 2002. The decrease in interest income is due to a decreased daily cash balance earning interest.

•	Other income for the nine months ended September 30, 2003 decreased by $347,577 or 86% to $57,557 compared with $405,134 during the same period of 2002.

•	During the third quarter 2003 the Company purchased and sold 165,700 marketable securities and realized a gain in the amount of $32,377. The Company also received 605,000 shares of marketable securities at September 3, 2003 in payment of a current accounts receivable. At the end of third quarter 2003 these 605,000 shares of a marketable security resulted in an unrealized gain of $125,560 due to the increase in the FMV from $.6024 to $.81.

•	During the second quarter 2003 the Company sold 380,000 HQNT shares and realized a loss in the amount of $20,733 due to the decline in the FMV of the stock from March 31, 2003.

•	During the first quarter 2003 5,000,000 restricted common shares with deemed Stockholder Equity of $100,000 were issued in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company). The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

•	During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from December 31, 2002 at $1.34 to $.59 at March 31, 2003.

•	During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

•	The unrealized gain on marketable securities for the nine months ended September 30, 2002 recognizes a total increase of $269,570 in the value of the marketable securities held by the Company.

•	Realized gain or loss for the nine months ended September 30, 2002 includes a realized gain on the receipt of 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during the nine months ended September 30, 2002 the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security.

•	Realized gain or loss on sale of assets for the nine months ended September 30, 2002 recognized a net gain of $35,934 on the sale of marketable securities.

•	During the nine months ending September 30, 2002 a realized sale of cash credits recognized a net gain on the sale of cash credits in the amount of $64,500. This investment has now been reclassified as a marketable security at the fair market value as of June 30, 2002. The cash credits were originally received when the Company sold inventory in May 2001 to SGD International Corporation. These credits were originally recorded in June 2001 in the amount of $129,000 with a stated value of $150,500. These credits were exchanged for 430,000 shares of restricted common shares of H-Quotient, Incorporated (HQNT). At December 31, 2001 the $129,000 was written down to $64,500 due to their restrictions. Currently, a remainder of $23,000 cash credits still remains with SGD International.

Consolidated gross expenses for the first nine months of 2003 decreased by $5,471, or .3% to $1,705,196 compared with $1,710,667 during the same period of 2002.

•	The cost of goods sold for the nine months ended September 30, 2003 increased by $307,794, or 77% to $710,068 compared with $402,274 during the same period of 2002. There was a decrease in the cost of goods ratio as a percentage of sales to 55% during the current year 2003 compared to 58% in the same period of 2002. The increase in the cost of sales resulted primarily from a combination of increased sales at 89% over the same period of 2002 offset by a change in product mix. The Company is currently working toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for the nine months ended September 30, 2003 decreased by $120,073, or 12 % to $844,186 compared with $964,259 during the same period of 2002. Decreases that affected general and administrative costs were associated with administrative wages which decreased for the nine months ended September 30, 2003 by 60% to $66,214 compared with $164,288 in the same period 2002. This decrease is attributable to the reduction in staff on payroll with the functions now being handled by personnel on consulting contracts. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for the nine months ended September 30, 2003 that decreased by 48% to $145,398 compared with $278,969 in the same period 2002. Additional decreases in general and administrative costs were associated with public company expenses for the nine months ended September 30, 2003 the decrease in this category decreased by 81% to $13,684 compared with $72,083 in the same period 2002. The higher expenses in 2002 were the result of the annual shareholder meeting which was held on March 6, 2002. Additionally, selling expenses increased for nine months ended September 30, 2003 by 15% to $349,078 compared with $304,776 in the same period 2002.

•	Research and development for the first nine months of 2003 decreased by $33,486 or 31%, to $73,546 compared with $107,032 during the same period of 2002. The decrease was due primarily to the use of outside services for registrations instead of internal staffing. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for the first nine months of 2003 decreased by $159,706, or 67% to $77,396 compared with $237,102 during the same period of 2002. The decrease in interest expense was due primarily to negotiation with certain expired Convertible Debenture holders to waive accrued interest in the amount of $206,537 in exchange for closer to market conversion rates for their debt instruments. Interest continues to accrue on other various debts.

•	Operating losses decreased to $327,131 during the first nine months of 2003 from $784,461 during the same period of 2002. This represented a 58% decrease in operating losses.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of September 30, 2003 and September 30, 2002 we had working capital deficits of approximately $3,838,617 and $2,634,354 respectively. Our independent certified public accountants stated in their report on the 2002 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the third quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $142,676.

•	During the third quarter of 2003 the company borrowed $75,000 in short term loans.

•	During the nine months ended September 30, 2003, 93,719 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.048.

•	During the third quarter 2003 200,000 common shares were issued under the company’s S8 Registration Statement to legal counsel as a retainer for legal services to be provided to the company. The effective price per share was $0.05.

•	During the second quarter of 2003 we issued a total of 5 convertible debentures for cash proceeds of $120,000 and accounts payable retirement of $13,200. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates between $0.04 and $0.05.

•	During the second quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $198,265.

•	During the second quarter of 2003 2 Convertible Debentures with principal balances of $30,000 and accrued interest of $6,726 were converted into 1,224,221 shares of common stock.

•	During the second quarter of 2003 $6,200 of the Loan and Security Agreement principal was converted by the holders to –0- shares of Series B Preferred Stock and 400,000 shares of Common Stock.

•	During the six months ended June 20, 2003, 71,893 common shares were issued under the company’s S8 Registration Statement to a consultant under the terms of their contract. The average effective price per share was $0.042.

•	During the second quarter of 2003 660,000 common shares were issued to a former officer of the Company in fulfillment of all obligations to him under his employment contract with the Company.

•	During the three months ended March 31, 2003, 245,000 common shares were issued under the company’s S8 Registration Statement to our legal counsel for legal services provided to the company. The effective price per share was $0.025.

•	During the first quarter of 2003 the company liquidated a portion of its marketable securities for a net cashflow of $67,147.

•	During the nine months ended September 30, 2003, accounts receivable increased by $6,926 to $105,131 from $98,205 at December 31, 2002. This increase is attributable to our increased sales level.

•	During the nine months ended September 30, 2003, inventory increased by 19% to $270,304 compared with $226,688 at December 31, 2002. The increase is necessary to meet increased sales level demands.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of November 7, 2003, we have cash of approximately $293,000 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	No issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending September 30, 2003.

(d)	Not applicable.

Item 3. Default Upon Senior Securities

During the first quarter of 2003 our 3-year convertible debentures issued in February and March of 2000, with total principal amounts of $820,000, came due with accrued interest. By the end of the third quarter the company had successfully negotiated the renewal/extension or conversion of $720,000 (principal plus accrued interest thereon) of this amount and the company is in the process of documenting extension/renewal terms with one final holder.

Item 5. Other Information

During the third quarter 2003 we signed a supply contract with the American Red Cross, wherein they contracted for the following products: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. Our patented Disinfectants and Wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. Deliveries to the Red Cross are expected to commence in the fourth quarter 2003.

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

Item 6. Exhibits and Report on Form 8-K

A.	Exhibits

(e)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(g)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(h)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Report on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date November 14, 2003	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date November 14, 2003	By	/s/ Rene A. Gareau

Rene A. Gareau
Exec.Vice President & Secretary