Form 10KSB
period 2003-12-31
VERIDIEN CORP
filed 2004-03-30
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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

Issuer’s telephone number (727) 576-1600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which
Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (  )

State issuer’s revenues for its most recent fiscal year. $1,661,911.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 24, 2004 of $0.075, the aggregate market value of voting stock held by non-affiliates is $12,993,629.

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION/HISTORICAL BACKGROUND

Following our incorporation in Delaware on June 4, 1991 as “VCT Acquisitions II, Inc.”, we acquired all of the assets of another Delaware corporation called “Viral Control Technology, Inc.” On November 8, 1991, we changed our name to Veridien Corporation.

We were founded primarily to develop, manufacture, distribute and sell disinfectants, antiseptics, and sterilants which are inherently non-toxic, and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. To this end, we developed and patented a hard surface disinfectant, VIRAHOL®, which has been registered with the Environmental Protection Agency (EPA), and an antiseptic hand gel sanitizer which is drug listed with the Food and Drug Administration (FDA), containing the patented VIRAHOL® composition. Prior to the year 2000, our primary emphasis was on the development, marketing and sale of such products, primarily to the medical and dental markets, which included:

     VIRAHOL® (now marketed under the brand name of VIRAGUARD®) – A ready-to-use, hard surface disinfectant/cleaner that is a tuberculocide, bactericide, virucide, and fungicide.

     VIRAGEL® (now marketed under the brand name of VIRAGUARD®) – A waterless, antiseptic hand sanitizer to supplement routine hand washing for the family or for the person on the job when no water is available, to sanitize hands or for antiseptic cleansing of hands.

ORIGINAL BUSINESS PLAN

Our original business plan was focused on the sale and distribution of the VIRAHOL®/VIRAGUARD® formulation to the medical and dental markets. Initially the claims which had been approved by the EPA (1990) related to two viruses: HIV-1 (AIDS virus) and Herpes simplex type 2, and three bacteria: Staphylococcus aureus, Salmonella choleraesuis, and Pseudomonus aeruginosa.

The three bacteria listed were those the Company believed were required to secure hospital sales. However, the hospitals also wanted a tuberculocidal claim. Accordingly, we performed the necessary research and testing and secured approval for claims related to Mycobacterium tuberculosis and Trichophyton mentagrophytes (fungus) in 1993.

REVISED BUSINESS PLAN

In 2001 we began the development of an evolving expansion of our business plan. The essence of the plan was to expand our product base and our marketing approach beyond our historical focus on the medical and dental markets. A plan, structured by Management, was implemented and included division of the Company’s business into two areas of focus.

The first area, the Infection Control Division, was essentially the Company’s line of infection control products with the liquid and gel product lines enhanced with the addition of new product delivery configurations such as canisters, towelettes and private labeling.

The second area, the Healthy Lifestyles Division, was focused on new products for which we had obtained distribution/sales rights, including: 1. the SunSwipe™ product line (sunscreen impregnated towelettes in

SPF 15, SPF 30, SPF 45, Baby 45 and after-tanning; all in a towelette product delivery configuration) and 2. BugSwipe® (an insect repellant in the towelette product delivery configuration).

This Revised Business Plan was not intended to de-emphasize or abandon VIRAHOL®/VIRAGUARD® or the disinfectant market. Rather, the Infection Control Division was to actively enhance the marketing of those historic products plus add new product introductions and expand beyond the medical and dental markets.

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

FURTHER REVISIONS — 2002

As the Company’s Business Plan has evolved, the Company has experienced delays due to the requirements of the regulatory process. For example, in order to make a “kill” claim with respect to any specific pathogens for products under the jurisdiction of the EPA, the Company must:

1.	contact an approved testing laboratory and determine that an EPA guideline exists for testing of a product against that pathogen;

2.	if no protocol exists (e.g., with respect to Hepatitis B and Hepatitis C for the towelettes), the laboratory must work with the EPA to secure a guideline;

3.	the guideline is customized by the laboratory as a “protocol” for testing of the specific product;

4.	direct the laboratory to perform the necessary testing, which normally takes several weeks, and to prepare the written report in accordance with EPA guidelines, which typically takes several weeks more;

5.	the report, with required documentation, is sent to the EPA, where it undergoes preliminary review:

i)	if the submission is deemed to be in compliance, it is sent for scientific review, which takes 180 days; but

ii)	if the submission is not deemed to be in compliance it is returned to the Company for amendment;

6.	if, during the scientific review, errors and/or omissions are found in the submission, it is returned at the end of the 180-day period, and upon refiling, the 180-day period begins again;

7.	if, at the end of the 180-day period the EPA approves the “kill” claim, the EPA gives recommendations regarding label wording; and

8.	the Company then amends its label to comply with EPA requirements.

As noted above with respect to hospital requirements, sales of our products are directly affected by the “kill” claims. Thus, regardless of the specifics of our Business Plan at any given time, implementation of certain programs may be dependent upon timing of EPA approvals. Furthermore, securing EPA approvals may have larger or smaller sales impact than anticipated, requiring reevaluation.

Since implementing the revised plan in 2001 we have received a number of additional EPA approvals (NOTE: In addition to those listed previously above):

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
Hepatitis A, B and C

Our potential market for these products has increased as a result of the additional approvals.

Our COMPLETE listing of currently approved claims is as follows:

For the liquid:
Bactericidal:
Salmonella choleraesuis, ATCC #10708
Staphylococcus aureus, ATCC #6538
Pseudomonus aeruginosa, ATCC #15442
Streptococcus pyogenes, ATCC #49399, #19615
Escherichia coli, Strain 0157, ATCC #43895
Vancomycin-resistant Enterococcus faecalis (VRE), ATCC #51299
Methicillin-resistant Staphylococcus aureus (MRSA), ATCC #33593
Virucidal:

Hepatitis A, B and C
HIV-1 (AIDS virus)
Herpes simplex type 2, ATCC# VR539
Cytomegalovirus (CMV), ATCC #VR538
Respiratory syncytial virus (RSV), ATCC #VR26
Rotavirus (SA-11; Group A)
Influenza type A-2 (Hong Kong), ATCC #VR544
Adenovirus type 2, ATCC #VR846
Tuberculocidal:
Mycobacterium tuberculosis
Fungicidal:
Trichophyton mentagrophytes, ATCC #9533

For the towelettes:
Bactericidal:
Salmonella choleraesuis, ATCC #10708
Pseudomonus aeruginosa, ATCC #15442
Streptococcus pyogenes, ATCC #19615
Escherichia coli, ATCC #11229
Vancomycin-resistant Enterococcus faecium (VRE), ATCC #51559
Staphylococcus aureus, ATCC #6538
Staphylococcus aureus (MRSA), ATCC #33591
Virucidal:
Herpes simplex type 1, ATCC #VR260
HIV-1 (AIDS Virus)
Tuberculocidal:
Mycobacterium bovis (BCG)
Fungicidal:
Trichophyton mentagrophytes, ATCC #9533

For in 2003 we have made the following adjustments to our focus, which are continuing:

CURRENT FOCUS

During 2003 and early 2004, we have continued to focus our sales efforts on our Infection Control products. We have expanded our product line to include Viraguard® Toilet Seat Wipes, which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians’ offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

Since 2002, we have contracted the services of Dunnigan Developments Ltd. to coordinate sales and marketing activities with our large multi-national and other major corporate customers. Paul Dunnigan, the principal of Dunnigan Developments Ltd., has 22 years experience in marketing and merchandising consumer products, as well as in supply-chain management for large retailing operations, including many years with a multi-national corporation.

We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our Company.

During 2002, we entered into a global distribution agreement with E.I. DuPont de Nemours and Company to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes and sales of these products in the Emergency Services and Industrial markets began in the second quarter of 2003.

In addition, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003.

In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America in 2002 and 2003 have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (ie. Dupont) with a strong competitive advantage in 2004.

During 2003 we signed a supply contract with the American Red Cross. Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for are: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products will be used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment.

Early in 2004 we signed a multi-year contract with H2O to Go, LLC. “Purified Water to Go” operates a fast growing chain of retail franchises marketing purified water, nutrition and healthy lifestyle products. They will be using our patented Viraguard® infection control products for cleaning and disinfecting their stores and operating equipment, as well as providing hand hygiene for their staff and customers when water refilling in stores. The full Viraguard® line of infection control products and our unique SunSwipe™ Sunscreen Towelettes will be sold to retail customers in H2O to Go stores across the United States and Canada.

Employees – Our core team encompasses eleven (11) people including employees, active Board members, and primary consultants.

We employ four persons, all of whom are full-time employees.

Department	Number of Employees
Management & Finance	2
Sales	1
Administration/Regulatory	1

In addition, we also utilize seven (7) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.

THE INFECTION CONTROL DIVISION

Competitive Advantage – In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are harmful to the skin and usually require gloves when being used. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and aids in the penetration of cell walls, as well as lowers flammability. Isopropyl alcohol/Isopropanol and propylene glycol combine to create a synergistic action that makes the formulation more effective than alcohol alone. As well, the new Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant new competitive advantage in the marketplace.

Many of our competitors, recognizing an untapped market potential in changing consumer awareness about disease transmission, are expanding the market through various marketing campaigns. This market expansion is deemed to be of great importance to us as increased market growth of the market base (due to increased awareness) will allow for an easier penetration by our products.

Research & Development – Research and Development may be carried out from time to time in order to assist the company in moving forward with its existing and/or additional products and claims related to same. Product research and/or product testing may form part of the costs to be incurred.

Pricing Strategy – The division’s pricing strategy remains unchanged from last year. Although the VIRAHOL® composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors’ pricing to emphasize the clear price/value comparison. We revised our prices during 2002 and again in 2004 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We still believe that our current pricing structure allows us margins which can support the Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.

Expanded Marketing – While we continue with our sales representatives to sell to the medical and dental market, we are positioning to move into the janitorial and sanitation market and the restaurant market, for both our surface disinfectant, which has EPA approval, and the hand sanitizer, which is FDA drug listed. While there is substantial competition in the retail market for towelettes, the competition within niche markets we seek is not so intensive and the addition of the towelettes in the product line expands our configurations for delivery of our patented formulation.

In 2003 we started approaching pharmaceutical companies to develop joint marketing programs of Viraguard® products in the medical markets. This strategy is designed to leverage the brand power and large sales representative networks of these companies in order to build demand with the end user of the products (ie. the doctors offices) and to create demand in retail drug chains. We are currently in discussions with two major multi-national pharmaceutical companies for programs expected to launch in 2004.

Manufacturing –Our products are manufactured in various locations primarily by contract fillers and contract packagers.

Availability of Raw Materials – The largest ingredients by weight for the VIRAHOL® composition are isopropanol and propylene glycol. Both of these chemicals are readily available from a wide variety of sources nationally and internationally, at competitive prices. Although we prefer to use isopropanol as the monohydric alcohol and propylene glycol as the polyhydric alcohol, our patent covers the full range of both of these alcohols so that a wide variety of choices are available should a shortage in one or more chemicals occur, subject to EPA approval. Substantial numbers of companies produce both the plastic and corrugated packaging used by the Company. Trade secret ingredients are employed for fragrances used in the Company’s products but are available from several sources.

Governmental Regulation – Those who develop products to control pests are subject to regulation under several Federal Laws. However, only certain pest control products are subject to registration. The Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and Federal Food, Drug, and Cosmetic Act (FFDCA) As Amended by the Food Quality Protection Act (FQPA) of August 3, 1996, requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must register that product in every state that they intend to sell/distribute and pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.

In order to “produce,” defined to mean “to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . .” the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the U.S. EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year U.S. and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

The Company currently has two products registered with the United States Environmental Protection Agency. They are as follows:

A.	VIRAHOL® Hospital Disinfectant/Cleaner & Instrument Presoak, assigned EPA Registration No. 60142-1, and has an EPA accepted label, is designed for effective disinfecting, cleaning and deodorizing of hard inanimate surfaces such as walls, sink tops, tables, chairs, telephones, toilet seats and bed frames.

B.	VIRAHOL® Hospital Surface Disinfectant Towelette, assigned EPA Registration No. 60142-3, and has an EPA accepted label, is designed for effective cleaning, disinfecting and deodorizing of hard non-porous, inanimate surfaces such as walls, sink tops, tables, chairs, telephones, toilet seats and bed frames.

Additional brand names for these two products (e.g. VIRAGUARD®, Viraguard® Toilet Seat Wipes, etc.) are also registered.

The Company is registered and has been assigned EPA Establishment No. 60142-FL-1. Also our contract manufacturers are registered EPA establishments.

In addition, the Company contract manufactures and distributes Antiseptic Drug Products per 21 CFR Parts 333 and 369 and respective monographs, Topical Antimicrobial Drug Products for Over-the-Counter Human Use. Veridien Corporation’s establishment is registered and a Labeler Code Number was assigned. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA).

All regulated products, EPA and FDA, are manufactured in compliance with Good Manufacturing Practices (GMPs).

THE HEALTHY LIFESTYLES DIVISION

This division is focused on new products for which we have obtained distribution/sales rights. Products in this division include our SunSwipe™ line and BugSwipe® product.

We have adopted a new approach to marketing SunSwipe™ and BugSwipe® products during 2003 which we continue to pursue. We are developing Master Distributor Agreements with companies who have strong market penetration in specific areas. These include Emergency Services, Healthcare, Retail Mass Merchandise, Sporting Goods, Supermarkets, Convenience Stores, Industrial and Institutional sales channels. Master Distribution agreements allow us to take advantage of the Distributors’ extensive abilities to place products in these markets.

There are many sources of raw materials for all of the products in this division and many manufacturing alternatives available to us. We will be competing with numerous other companies when introducing these products; however, we believe that our innovative delivery systems for these conventional products will give us a competitive edge.

The Company manufactures and distributes sunscreen towelette products per 21 CFR Part 352 and respective tentative monographs, Sunscreen Drug Products for Over-the-Counter Human Use. A Labeler Code Number has been assigned to Veridien’s subsidiary, The SunSwipe Corporation L.L.C. The Company’s contract manufacturers are registered FDA establishments. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA).

CANADIAN LICENSING

We have entered into an agreement with a Canadian company to produce and market the VIRAHOL® line in Canada on a non-exclusive basis. The products have been approved with Health Canada and are marketed under the VIRAGUARD® trade name.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2003, and our

annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states where the registered products are currently sold and/or distributed.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains some forward-looking statements. “Forward-looking statements” describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales, efforts, the outcome of contingencies and financial results. Any or all of the forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

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

As a small company, we are highly dependent upon the efforts and abilities of our management. The loss of the services of any of them could have a substantial adverse effect on us. We have not purchased “key man” insurance policies on any of them.

To date the Company has not had significant sales. We expect the growth in our sales to come primarily from others, such as independent manufacturer’s representatives and accessing existing distribution and fulfillment systems. We cannot be certain about our ability to attract and retain representatives until we have had greater experience with these groups and organizations. We are also uncertain about their sales effectiveness for our products.

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

We must be able to manage our expected growth. This means we must increase our contract manufacturing capacity, expand and improve our timely management of orders, and secure sufficient, reliable shipping. We must also have the systems to handle ordering of raw materials and packaging supplies, as well as managing our inventories.

Although we are diversifying our product line to lessen our dependence on VIRAHOL®, which is patented, that change will take time. Therefore, under present circumstances, if VIRAHOL® were to become subject to a problem such as loss of patent protection, regulatory proceedings, or pressure from a directly competitive product, the impact on our revenues could be significant.

RISKS OF OUR PRODUCTS

Our products, disinfectants and antiseptics, are subject to regulation by various governmental agencies. Typically, they must be tested before they can be introduced into the market. Our VIRAHOL® product is EPA registered. We are uncertain about approvals of future products.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 2003 we leased approximately 2,600 square feet of office space in a building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782-6105.   . Our current lease commenced on January 1, 2003, is at the rate of $ 1,625.00 per month and is for a period of 2 years. In addition to the rent, we pay 3.5% of the utilities and the real estate taxes, allocated to the percentage of the total building occupied by us. We were no longer in need of the warehouse space we had previously utilized (at this same location) as we have now contracted with North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is (727) 576-1611 and our website address is www.veridien.com.

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

PATENTS AND TRADEMARKS

PATENTS AND TRADEMARKS

The Company has various United States patents and a United States utility patent pending, as follows:
Patent No. 5,145,663, VIRAHOL® (Disinfectant - DSI), issued September 8, 1992
Patent No. 5,441,723, VIRAHOL® (Disinfectant - DSII), issued August 15, 1995
Patent No. 5,637,307, Method (Sterilant - CCSS/AOCC III), issued June 10, 1997
Patent No. 5,985,929, Cold Chemical Sterilant - UREA (STERIHOL® PLUS), issued November 16, 1999
Patent No. 5,925,052, Umbilical Surgical Scissors, issued July 20, 1999
Patent No. 5,891,052, Diagnostic Syringe Actuator Device, issued April 6, 1999

In addition, the Company has various foreign patents and a patent application, as follows:
Australia Patent No. 628932, VIRAHOL® (DSI), issued January 22, 1993
United Kingdom Patent No. 2,245,171, VIRAHOL® (DSI), issued April 14, 1993
New Zealand Patent No. 269419, VIRAHOL® (DSII), issued July 15, 1994
Canadian Patent No. 1,337,329, VIRAHOL® (DSI), issued October 17, 1995
Mexican Patent No. 185,884, VIRAHOL® (DSII), issued September 9, 1997
Great Britain Patent No. 2,294,639, VIRAHOL® (DSII), issued January 14, 1998
Australia Patent No. 695346, VIRAHOL® (DSII), issued November 26, 1998
Japanese Patent No. 2,904,917, VIRAHOL® (DSI), issued June 14, 1999
Canadian Patent No. 2,166,810, VIRAHOL® (DSII), issued March 14, 2000

The Company also has numerous trade names registered in the U.S. The Company has trademarks for the following brands:
VIRAHOL® registered September 24, 1991, Trademark No. 1,657,969
VIRAGEL® registered July 20, 1993, Trademark No. 1,783,204
VERIDIEN® registered September 5, 1995, Trademark No. 1,917,134
STERIHOL® registered June 16, 1998, Trademark No. 2,166,502
VIRASCRUB® registered June 16, 1998, Trademark No. 2,166,503
VIRASONIC® registered June 16, 1998, Trademark No. 2,166,504
VIRA-GC18® registered May 12, 1998, Trademark No. 2,157,635
VIRALUBE® registered July 7, 1998, Trademark No. 2,171,823
VIRAGUARD® registered September 1, 1998, Trademark No. 2,186,559
VIRAGUARD® design registered February 20, 2001, Registration No. 2429809
BUGSWIPE® registered August 19, 2003, Trademark No. 2,753,718

The Company also has trademark applications pending in the US:
SUNSWIPE, filed January 24, 2003, Application No. 76/484748
SIT SECURE filed July 31, 2003, Application No. 76/533712

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

On December 28, 2001, the Securities and Exchange Commission issued a formal order of private investigation with respect to Press Releases and other communications issued by the Company concerning Anthrax related products. The SEC requested that the Company provide them with certain documents and the Company complied. Following our production of the documents, there has been no further communication between the Company and the SEC. The outcome of this inquiry cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in 2003

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol “VRDE.” The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2003 and 2002, the high and low bid and asked prices were as follows:

Quarter Ended	High Bid	Low Bid
December 31, 2003	$.095	$.057
September 30, 2003	.095	.05
June 30, 2003	.11	.027
March 31, 2003	.043	.03
December 31, 2002	$.04	$.02
September 30, 2002	.042	.018
June 30, 2002	.052	.018
March 31, 2002	.051	.019

On March 12, 2004 the closing prices of the Company’s Common Stock were $0.075 bid and $0.078 asked, as quoted on the NASDAQ Bulletin Board.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 5,574 (which includes an estimated 5,000 shareholders whose holdings are in street name).

DIVIDENDS

We have never had net profits on operations and therefore are currently proscribed under the Delaware General Corporation Law from declaring dividends. We have not paid any cash dividends on our Common Stock or our Preferred Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company’s earnings, financial condition, capital requirements, and other factors.

In addition, there are two series of Preferred Stock which affect the payment of dividends on the Common Stock:

1.	At present there is a series of 100,000 shares of Preferred Stock, created on April 3, 1995, titled “10% Cumulative Convertible Redeemable Preferred Stock,” of which 6,000 shares are issued and outstanding. These shares are entitled to receive an annual dividend of $1.00 per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated and must be paid before any dividend or distribution is made on our Common Stock.

2.	Also, at present there is a series of 244,678 shares of Preferred Stock created on December 15, 1997, titled “Series B Convertible Preferred Stock,” of which 174,219 shares are issued and outstanding. These shares are entitled to receive an annual dividend equal to the greater of:

•	10% of the stated value, as adjusted from time to time; and

•	the actual dividend per share of Common Stock as declared by the Company’s Board of Directors times the number of shares of Common Stock into which each share of Series B Convertible Preferred Stock is convertible on the dividend record date.

The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date (commencing January 1, 1999), is added to the stated value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 11, 2002 the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission. The Form S-8 proposed the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the then recently adopted Employees & Consultants Compensation and Stock Option Plan (see Exhibit 10.34). These shares have not all been allocated. This compensation plan was approved by the Board of Directors but has not been put forth to the stockholders for their approval.

At December 31, 2003 a total of 2,299,895 common shares had been issued to employees and consultants under this plan. In addition 2,000,000 stock options have been issued under this plan as follows:

	Number of	Weighted
	securities to be	average	Number of securities
	issued upon	exercise price	remaining available for
	exercise of	of outstanding	future issuance under equity
	outstanding	options,	compensation plans
	options, warrants &	warrants &	(excluding securities
	rights	rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,000,000	$0.04	5,700,105
Total	2,000,000		5,700,105

The plan was designed to (i) compensate employees and consultants in lieu of cash and (ii) incentivize and compensate employees and consultants with stock options. The material features of the plan include the ability of the company, for a five year period commencing March 26, 2002, to issue shares and/or stock options in any combination thereof to a combined maximum of 10,000,000 common shares. No person or entity shall be issued more than $ 100,000 worth of stock and no more than $ 100,000 worth of options per year. Any options granted will have a 5 year expiration from their date of issuance and will have an exercise price of not less than 100% of the fair market value of the Company’s stock at the time the options are granted.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2003

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the fourth quarter of 2003 (all other issuances during fiscal 2003 have been previously reported in the Company’s Quarterly Reports on Form 10-Qsb)::

Debentures

Issuance of Convertible Debentures

During the fourth quarter of 2003 the Company issued nine (9) Convertible Debentures in the aggregate principal amount of $158,575 to 8 parties unrelated to the Company. The principal sums bear interest at the rate of 10% per annum and the debentures each mature 3 years from the date of their respective advances. Both the principal and all accrued interest are immediately convertible into Common Stock at any time at the price of $0.05. .

These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Debenture Conversions

On the following dates the indicated dollar amounts of both principal and accrued interest of outstanding Convertible Debentures were converted to the indicated number of shares of Common Stock:

			Shares of Common
Series	Date of Conversion	Amount Converted	Stock
2000	October 10, 2003	$370,000	7,400,000
2000	November 3, 2003	$45,591	793,186
2000	November 6, 2003	$140,000	2,800,000
2001	December 10, 2003	$108,141	3,443,366

These issuances were considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

Common Stock Warrants

On December 31, 2003 we issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $ 0.05 and an expiry of 24 months, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of our consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 2003 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

OVERVIEW

We are a Health Care and Anti-Infectives company incorporated in Delaware focusing on Infection Control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, and SUN PROTECTANT PRODUCTS.

The flagship product, Viraguard® Hospital Disinfectant/Cleaner and Instrument Presoak is a skin friendly, patented, U.S.- EPA and Health Canada registered, surface disinfectant. Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Spray and Viraguard® Antiseptic Hand Wipes are U.S.- FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol(R) formulation.

Product line extensions have included sales of sunscreen impregnated towelettes being marketed under the SunSwipe™ label.

The Company has incurred losses since its incorporation. At December 31, 2003, the Company had an accumulated deficit of $34,966,358. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED WITH FISCAL 2002

YEAR ENDED DECEMBER 31, 2003 VS. YEAR ENDED DECEMBER 31, 2002

	Year Ended		Percentage of
	December 31		net revenue
	2003	2002	2003	2002
Net Sales	$1,661,911	$834,647	100%	100%
Cost of Goods Sold	948,215	489,840	57%	59%
Gross Profit	713,696	344,807	43%	41%
Operating Expenses
General & Administrative	1,238,098	1,218,456	74%	146%
Research & Development	101,830	144,420	6%	17%
(Loss) from Operations	(626,232)	(1,018,069)	(38)%	(122)%
Other Income (Expense) Net	(110,805)	204,765	(7)%	25%
Net (Loss) Before Taxes	(737,037)	(813,304)	(44)%	(97)%
Income Taxes	0	0	0%	0%
Net (Loss)	(737,037)	(813,304)	(44)%	(97)%

Consolidated gross revenues for 2003 increased by $391,984, or 27%, to $1,819,383 compared with $1,427,399 in 2002.

•	Gross revenue from product sales increased in 2003 by $827,264, or 99%, to $1,661,911 compared with $834,647 in 2002. The increase in sales revenue was due primarily to an increase in sales in the Viraguard® and SunSwipe ™ lines. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for 2003 decreased by $42, or 11%, to $331 compared to $373 in 2002. The decrease in interest income is due primarily to a decrease in interest rates.

•	During 2002, the Company recognized a net gain on sale of property and equipment of $36,193 under other income. The Company received 6,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL) for payment on an aged accounts receivable. A net gain of $3,630 was realized for the difference of the debt paid and the fair market value of the common shares. Also during 2002, the Company realized a gain on the sale of obsolete inventory by receipt of 18,000 common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The investment in common shares was recorded at $31,500 which represents fair market value of the security. A realized gain on sale of property and equipment during 2002 resulted in a realized gain of $1,063.

•	During 2002, the Company recognized a further gain of $64,500 on the prior sale of cash credits as a result of a reclassification on June 30, 2002 of the exchanged asset to marketable equity securities at fair market value.

•	During 2003, the Company recognized a change in the market value of marketable equity securities of $90,606. At December 31, 2003, the Company owned 660,300 shares of H-Quotient, Inc. (HQNT) with a fair market value of $475,416. During 2002, the company recognized a change in the market value of the marketable equity securities of $415,450. At December 31, 2002, the Company owned 203,733 shares of H-Quotient, Inc. (HQNT) with a fair market value of $273,002.

•	During 2003, the Company realized a net gain on investments of $157,141. During 2003, the Company sold 876,000 H-Quotient, Inc. (HQNT) common shares and realized a net gain of $157,141. During 2002, the Company realized a net gain on investments of $76,236. During 2002, the Company sold 641,267 H-Quotient, Inc. (HQNT) common shares and realized a net gain of $89,381. During 2002, the Company also sold 24,000 Nutraceutical Clinical Laboratories, Inc. (NCCL) common shares at a net loss of $13,145.

Consolidated gross expenses for 2003 increased by $315,717, or 14%, to $2,556,420 compared with $2,240,703 in 2002.

•	The cost of goods sold for 2003 increased by $458,375, or 94%, to $948,215 compared with $489,840 in 2002. There was a decrease of 2% in the cost of goods ratio as a percentage of sales to 57% in 2003 compared to 59% in 2002. The decrease in the cost of sales resulted primarily from an increase in profit margins from the change in product mix. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins and new products.

•	General, selling, and administrative expenses for 2003 increased overall by $19,642, or 2%, to $1,238,098 compared with $1,218,456 in 2002. The increase in general and administrative costs was mostly attributable to an increase in sales expenses for 2003 by 29% to $539,280 compared with $416,629 in 2002. Additionally, decreases in general and administrative costs were mostly attributable to a decrease in administrative wages for 2003 by 5% to $103,828 compared with $109,659 in 2002. And a decrease in professional - legal, consulting, and accounting - service expenses for 2003 that decreased by 35% to $223,273 compared with $344,019 in 2002.

•	Research and development expenses for 2003 decreased by $42,590, or 29%, to $101,830 compared with $144,420 in 2002. The decrease was due primarily to sharing of certain laboratory expenses by Dupont and a shifting historical internal expenses to external - more cost effective - expenses. We continue additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for 2003 decreased by $210,316, or 54%, to $177,671 compared with $387,987 in 2002. The decrease in interest expense was due primarily to negotiation with certain expired Convertible Debenture holders to waive accrued interest in the amount of $206,537 in exchange for closer to market conversion rates for their debt instruments. Interest continues to accrue on other various debts.

•	Loss from Operations for 2003 decreased by $391,837, or 38%, to $626,232 compared to

$1,018,069 in 2002. The decrease in loss from operations is primarily due to an overall decrease in the cost of goods sold ratio as a percentage of sales and a decrease in research and development expenses.

LIQUIDITY AND WORKING CAPITAL

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2003 and December 31, 2002 we had working capital deficits of approximately $2,452,160 and $3,818,329 respectively. Our independent certified public accountants stated in their report on the 2003 and 2002 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These financings and equity placements are included in the following descriptions.

During the 12 months ended December 31, 2003, the Company issued $291,775 in Convertible Debentures. Each debenture bears interest at the rate of 10% per annum, matures 3 years from the date of its advance and is convertible at any time to the Company’s Common Stock at rates, depending on the time of issuance, of between $ 0.03 and $0.05.

During the twelve months ended December 31, 2003, $6,200 of the Loan and Security Agreement principal was converted by the holders to 400,000 shares of Common Stock.

During the twelve months ended December 31, 2003, Convertible Debentures with principal balances of $630,709 and accrued interest of $69,749 were converted into 15,660,763 shares of common stock at conversion rates between $0.03 and $0.06 per share.

During the twelve months ended December 31, 2003 a total of 113,820 common shares were issued to an employee under the terms of his employment contract. The average effective price per share was $0.053. These shares were issued under the company’s S8 Registration Statement.

During the twelve months ended December 31, 2003 the Company liquidated a portion of its marketable securities for a net cash inflow of $663,063.

During the fourth quarter 2003 77,000 common shares were issued to various staff in recognition of performance during 2003. These shares were issued under the Company’s S8 Registration Statement.

During the twelve months ended December 31, 2003 558,820 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $22,100 and included sales consulting services and legal services. The average effective price per share was $0.04.

During the fourth quarter of 2003 the company borrowed $75,000 in short term loans.

During the second quarter of 2003 660,000 common shares were issued to a former officer of the Company in fulfillment on all obligations to him under his employment contract with the Company.

During 2003, accounts receivable decreased by $27,882 to $70,323 from $98,205 at December 31, 2002.

This decrease can be attributed to shorter collection periods for our receivables.

During 2003 accounts payable and accrued expenses decreased by $141,613, primarily due to a decrease in accounts payable and accrued expenses of $223,196.

During 2003, inventory decreased by 45% to $125,500 compared with $226,688 at December 31, 2002. The decrease is due to (i) minimization of inventories on hand as we increasingly move towards fulfillment of our customer orders via drop-shipping from our contract manufacturers and (ii) lower SunSwipe™ inventory carry forward from the 2003 season to 2004 due to increased 2003 sales.

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

As of March 16, 2004, we have cash of approximately $287,509 and during April and May 2004, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. Since the second quarter 2000 Veridien has been utilizing the services of four new contract fill manufacturers. One manufacturer handles Veridien’s liquid products, another the canister products and the third and fourth the SunSwipe™ product line. We have also been able to identify alternative manufacturers for all of these products. Our contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

ITEM 7. FINANCIAL STATEMENTS

CARTER, CARTIER, MELBY & GUARINO, C.P.A.s, P.A. LOGO

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Veridien Corporation

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, changes in deficit in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company, since its inception, has sustained substantial losses, has a deficit in stockholders’ equity, a deficit in working capital, and is experiencing a continued cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 12, 2004

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current Assets:
Cash	$101,506	$89,048
Accounts receivable – trade less allowance for doubtful accounts of $12,640 and $20,584, respectively	70,323	98,205
Inventory	125,500	226,688
Due from shareholder	69,764	—
Marketable equity securities, trading, at fair value (cost: 2003,$402,758 - 2002, $109,738 )	475,416	273,002
Prepaid expenses and other current assets	63,637	62,553

Total current assets	906,146	749,496
Property and equipment:
Furniture and fixtures	409,211	409,211

	409,211	409,211
Less accumulated depreciation	385,731	377,197

	23,480	32,014
Other Assets:
Investments in preferred stock, cost basis	50,000	—
Patents, less accumulated amortization of $500,967 and $496,811, respectively	63,415	17,571
Security deposits and other assets	1,625	1,625

	115,040	19,196

	$1,044,666	$800,706

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets - Continued
December 31, 2003 and 2002

	2003	2002
Liabilities and Deficit in Stockholders’ Equity
Current Liabilities:
Current capital lease obligations	$6,022	$5,150
Notes payable	878,845	293,323
Convertible debentures due	304,291	1,981,311
Accounts payable	890,595	1,113,791
Accrued compensation	2,692	7,412
Accrued interest	1,156,537	1,053,227
Other accrued liabilities	23,221	40,229
Customer deposits	62,064	41,406
Due to stockholders	34,039	31,976

Total current liabilities	3,358,306	4,567,825
Long term liabilities:
Capital lease obligations less current	—	6,022
Convertible debentures	1,687,086	349,000

Total liabilities	5,045,392	4,922,847
Deficit in stockholders’ equity:
Undesignated Preferred Stock $.001 par value, 25,000,000 shares authorized
Convertible Redeemable Preferred Stock, $10 par value; 100,000 authorized, 6,000 issued and outstanding at December 31, 2003 and 2002	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at December 31, 2003 and 2002	175	175
Common Stock, $.001 par value; 300,000,000 shares authorized, 205,745,290 and 183,274,887 shares issued and outstanding at December 31, 2003 and 2002	205,745	183,275
Additional paid-in capital	30,678,313	29,842,331
Common Stock warrants	26,399	26,399
Accumulated deficit	(34,966,358)	(34,229,321)

	(3,995,726)	(4,117,141)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(4,000,726)	(4,122,141)

	$1,044,666	$800,706

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Sales	$1,661,911	$834,647
Operating costs and expenses:
Cost of sales	948,215	489,840
General and administrative	1,238,098	1,218,456
Research and development	101,830	144,420

	2,288,143	1,852,716

Loss from operations	(626,232)	(1,018,069)
Other income (expense):
Interest expense	(177,671)	(387,987)
Change in market value of marketable securities	(90,606)	415,450
Realized gain (loss) on investments	157,141	76,236
Sale of cash credits	—	64,500
Gain on sale of property and equipment	—	36,193
Interest income	331	373

	(110,805)	204,765

Net loss before income tax	(737,037)	(813,304)
Income tax	—	—
Net loss	$(737,037)	$(813,304)

Net loss per common share	$(.0038)	$(.0046)

Weighted average shares outstanding	191,916,724	178,849,107

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2003 and 2002

	Convertible
	Redeemable	Series B	Number		Additional			Stock	Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Stock	Accumulated	Subscriptions	Equity
	Stock	Stock	Shares	Stock	Capital	Warrants	Deficit	receivable	(Deficit)
Balances at January 1, 2002	60,000	175	174,279,487	$174,181	$29,574,065	$26,399	$(33,416,017)	$(5,000)	$(3,586,197)
Conversion of convertible debentures			3,325,278	3,324	146,589				149,913
Conversion of debt			3,500,000	3,500	50,751				54,251
Issuance of stock for services			2,170,122	2,270	70,926				73,196
Net (loss)							(813,304)		(813,304)

Balances at December 31, 2002	60,000	175	183,274,887	$183,275	$29,842,331	$26,399	$(34,229,321)	$(5,000)	$(4,122,141)
Conversion of convertible debentures			15,660,763	15,661	684,797				700,458
Issuance of stock for services			1,409,640	1,409	50,385				51,794
Partial conversion of loan & security agreement			400,000	400	5,800				6,200
Issuance of stock for investment			5,000,000	5,000	95,000				100,000
Net (loss)							(737,037)		(737,037)

Balances at December 31, 2003	60,000	175	205,745,290	$205,745	$30,678,313	$26,399	$(34,966,358)	$(5,000)	$(4,000,726)

See accompanying notes to the consolidated financial statements

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities
Net (loss)	$(737,037)	$(813,304)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	12,690	16,246
(Gain) loss on disposal of property	—	(36,193)
Stock issuances, warrants and options for services	51,794	73,196
Stock issuances for interest expense, non-cash	69,749	14,510
Other, not affecting cash	(98,797)	(58,592)
Realized (gains) losses on investments	(157,141)	(76,236)
Unrealized (gains) losses on marketable securities	90,606	(415,450)
Proceeds from sale of marketable securities	546,744	498,339
Exchange of barter credits	—	(64,500)
Change in:
Accounts receivable	27,882	59,922
Inventories	101,188	359,625
Prepaid and other current assets	(1,084)	(7,825)
Other assets	—	99,897
Current capital lease obligations	—	(716)
Accounts payable and accrued expenses	(141,613)	242,364
Customer deposits	20,658	21,079
Due to stockholders	(67,701)	(17,487)

Total adjustments	454,975	708,179

Net cash (used) by operating activities	(282,062)	(105,125)

Cash flow from investing activities:
Purchase of investment – preferred stock	(50,000)	—
Purchases of property and equipment	—	(19,000)
Patent development	(50,000)	—

Net cash (used) by operating activities	(100,000)	(19,000)
Cash flow from financing activities:
Proceeds from convertible debentures	291,775	204,000
Net payment on capital leases	(5,150)	(5,151)
Net proceeds from borrowings	107,895	7,105

Net cash provided (used) by financing activities	394,520	205,954

Net increase (decrease) in cash and equivalents	12,458	81,829
Cash and equivalents, beginning of year	89,048	7,219

Cash and equivalents, end of year	$101,506	$89,048

See accompanying notes to the consolidated financial statements.

VERIDIEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Organization, Business and Control

On June 4, 1991, the Company was incorporated in Delaware as “VCT Acquisitions II, Inc.”. The Company then acquired all of the assets of another Delaware corporation called Viral Control Technology, Inc. On September 13, 1991, the Company changed its name to Viral Control Technology, Inc. Subsequently, on November 8, 1991, the Company again changed its name and became Veridien Corporation (the Company).

The “Viral Control Technology, Inc.” from which the Company acquired its assets was created on August 3, 1989, by a reverse acquisition of a public shell called Valencia Enterprises, Inc., by a private company named Viral Control Technology, Inc. The original Viral Control Technology, Inc., was organized in Delaware on August 10, 1988, while Valencia Enterprises was organized in Utah on February 10, 1984. Valencia, which had changed its name to Viral Control Technology, Inc., after the reorganization, was redomesticated in Delaware on December 14, 1990. The original private company called Viral Control Technology, Inc., was organized by Paul L. Simmons and his wife.

The Company was founded to develop disinfectants and sterilants which will pose no hazard to people who use them and will not harm the environment. To this end, the Company has developed a hard surface disinfectant (VIRAHOL®/VIRAGUARD®), which has been registered with the Environmental Protection Agency (EPA). The Company’s research and development efforts are currently focused on further development of infection control chemicals and on devices, both medical and commercial, which utilize the Company’s liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end the patented VIRAHOL®/VIRAGUARD® formula is now marketed in liquid form, in an antiseptic hand gel, in single use towelettes and in 60-160 count towelette canisters for both hand and hard surface applications. The Company has recently expanded its product offerings to include unique “Healthy Lifestyle” products including sun protection products.

In October 1995, the Company entered into a 10% Convertible Senior Secured Term Loan agreement to finance marketing efforts for its line of products, to fund operating cash flow deficiencies, and to continue its research and development activities.

The original agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001. During 2003 and 2002, $6,200 and $54,250 of the lender’s debt were converted into 400,000 and 3,500,000 common shares respectively, and –0- and –0- Series B preferred shares respectively.

2. Principles of Consolidation

The accompanying financial statements include the accounts of the company and its subsidiaries, each of which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

4. Accounts Receivable

The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

5. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2003, raw materials and finished goods amounted to approximately $28,035 and $97,465, respectively. At December 31, 2002, raw materials and finished goods amounted to approximately $112,320 and $114,368, respectively.

6. Marketable Equity – Securities, Trading

Marketable Equity – Securities, Trading are comprised of common stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax are included in the statement of operations.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

10. Investment in Preferred Stock – Cost Basis

During the fourth quarter of 2003 the Company invested $50,000 in preferred stock of an unrelated entity. In addition the Company executed a subscription agreement for an additional $50,000 which was paid in January, 2004. The investee company is an early stage drug development company.

11. Income Taxes

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

12. Reclassification

Certain reclassifications have been made to the 2002 financial statements to be in conformity with the 2003 presentation.

13. Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 191,916,724 and 178,849,107 for the years ended December 31, 2003 and 2002, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $35 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders’ equity of $4.0 million, a deficit in working capital of $2.5 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 2003, the Company’s operating activities resulted in cash outflows of $282,062. In addition, the Company used $50,000 for patent development and made a $50,000 investment in preferred stock. In order to fund these cash outflows, the Company borrowed $107,895, received net proceeds of $291,775 from the sale of convertible debentures and received proceeds of $546,744 from the sale of some of the Company’s equity investments.

These proceeds, together with the cash balance at the beginning of the year, provided the Company’s cash needs, resulting in a net cash increase of $12,458 for the year ended December 31, 2003.

NOTE B – REALIZATION OF ASSETS – CONTINUED

The Company plans to continue to liquidate its marketable securities and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2004. In addition, the Company plans to pursue additional cash through sales of convertible debentures.

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

NOTE C – RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company owed $34,039 and $31,976, respectively to stockholders who have made advances of material or provided services to the Company.

The Company has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which the Company’s President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 2003 and 2002, the Company utilized the services of a management company which has as its senior officer and director, the individual who serves as the Company’s President/CEO and a director, to assist with administrative and organizational function of the Company. The Company incurred expenses of $122,020 and $124,954 in 2003 and 2002 respectively for professional services and related costs. At December 31, 2003, these fees remain unpaid in the amount of $486,569 and are included in accounts payable.

During 2003 and 2002 the Company’s President/CEO personally incurred expenses on behalf of the Company for travel, etc. The amounts accrued by the Company and not yet reimbursed to this individual are $750 and $6,025 for 2003 and 2002 respectively. In addition, this individual has previous years’ unreimbursed expenses which when added to these numbers total $113,145 and are included in accounts payable at December 31, 2003.

During 2001 a company which has as its senior officer and director the individual who serves as the Company’s President/CEO and a director, purchased $480,000 (plus accrued interest) of an accounts receivable owed for inventory by the Company to one of its vendors. $472,386 of these monies, plus interest accruing at 10% per annum are included in notes payable and accrued interest.

During the fourth quarter 2003, a company which has as its senior officer and director the individual who serves as the Company’s President/CEO and a director, advanced a short term loan in the amount of $75,000 to the Company. This loan with interest accrued at 10% was repaid during the first quarter of 2004.

NOTE D – MARKETABLE EQUITY SECURITIES, TRADING

The Company owned 660,300 and 203,733 shares of H-Quotient, Inc., with a fair value of $475,416 and $273,002 at December 31, 2003 and 2002, respectively. During 2003 the Company sold 876,000 shares and realized a net gain of $157,141. During 2002 (i) 430,000 shares of H-Quotient, Inc. were reclassified from Investments in Common Stock Restricted to Marketable Equity Securities and (ii) the Company sold 641,267 shares and realized a net gain of $89,381.

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

NOTE E – NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2003 and 2002, the holder converted $6,200 and $54,250 of debt into 400,000 and 3,500,000 common shares and –0- and -0- Series B preferred shares, respectively. Originally the loan agreement granted the lender warrants to purchase 51% of the Company’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due in May 2004. As of December 31, 2003, the remaining principal balance outstanding was $243,342, and $237,154 of interest has accrued under the agreement.

The Company received short-term loans in the amount of $75,000 and $7,105, during 2003 and 2002 respectively. These loans were due on demand with a stated interest rate of 10% per annum and there remained $75,000 and $7,105 was outstanding at December 31, 2003 and December 31, 2002 respectively.

The Company owes $472,326 as a result of the conversion of an accounts payable. The note carries interest at 10% per annum and is due on demand. (See also Note C.)

NOTE F – CONVERTIBLE DEBENTURES

During 2003 and 2002, the Company received $291,775 and $204,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at the rate of 10% per annum, compounded in full, with various maturities from November 2004 to December 2006. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share. The conversion privilege terminates when all principal plus interest due has been paid in full.

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. The Company is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on the Company’s business, financial condition and results of operations.

During 2002 the Company leased manufacturing and office facilities for $5,900 per month under a lease that expired December 31, 2002. Beginning January 1, 2003 the Company entered into a new lease with the existing landlord for office facilities only. The new lease is for $1,625 per month and the lease expires December 31, 2004. Rent expense was approximately $19,500 and $67,850 for 2003 and 2002, respectively.

The following table reflects approximate future minimum annual rental expense amounts:

Year	Amount
2004	$19,500

NOTE H – CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2003, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2003 or 2002. At December 31, 2003, preferred stock dividends in arrears totaled approximately $54,000.

NOTE I – SERIES B CUMULATIVE PREFERRED STOCK

The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series is senior to the Common Stock and is senior to all other classes and series except that it is junior to the Convertible Redeemable Preferred Stock (Note I) with respect to the payment of dividends. Each share has

NOTE I – SERIES B CUMULATIVE PREFERRED STOCK – CONTINUED

that number of votes equal to the number of share of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share is convertible into 20.04010695 shares of Common Stock. These shares are entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by the Company’s Board of Directors times the number shares of Common stock into which each share of Series B is convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.

NOTE J – STOCK WARRANTS

During 2003, 500,000 warrants were issued under the terms of an employment contract at an exercise price of $0.08 and 1,000,000 warrants were issued under the terms of a consulting contract at an exercise price of $0.05. In addition, during 2003 5,604,539 warrants expired.

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

At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2003, the lender(s) had converted $2,256,658 of the debt and the lender’s warrants were exercised into 64,514,388 common shares and 213,590 Series B preferred shares (convertible into 4,280,350 common shares) at a combined cost of equivalent to $0.033 per common share.

NOTE J – STOCK WARRANTS - CONTINUED

Warrants issued and exercised are summarized as follows:

		Exercise
Common Stock	Warrants	Price Range
Outstanding at January 1, 2002	$24,144,546	$.001 – .20
Granted	1,500,000	.03 - .08
Expired	(100,000)	.20
Loan & Security Agreement Conversion	(3,500,000)	.016

Outstanding at December 31, 2002	22,044,546	$.001 - .20
Granted	1,500,000	.05 - .08
Expired	(5,604,539)	.08 - .20
Loan & Security Agreement Conversion	(400,000)	.016

Outstanding at December 31, 2003	$17,540,007	$.001 - .20

Effective December 31, 1997, the Board of Directors created the Series B Cumulative Preferred Stock (as discussed in Note I) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expired on November 18, 2000, and have been extended through May 18, 2004 and have a $10 exercise price. During 2003 and 2002, -0- of these warrants were exercised by the holder. At December 31, 2003, 27,451 of these warrants are still outstanding.

Preferred warrants issued and exercised are summarized as follows:

			Equivalent #
			Common Shares
	Preferred	Preferred	on Preferred
	Share	Exercise	Share
	Warrants	Price	Conversion
Outstanding at December 31, 2002	27,451		550,121

Outstanding at December 31, 2003	27,451		550,121

Series B	27,451		550,121

NOTE K – INCOME TAXES

There is no income tax provision for the years ended December 31, 2003 and 2002 due to net operating losses for which no benefit is currently available. The Company has net operating loss carryforwards of approximately $22,243,000 at December 31, 2003, available to offset future taxable income from 2004 through 2024.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $22,243,000 remaining net operating loss carry forwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2003	2002
Deferred Tax Assets:
Net Operating loss carry forwards	$7,785,000	$7,527,000
Less valuation allowance	(7,785,000)	(7,527,000)

Net deferred tax assets	$—	$—

NOTE L – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $1,309 and $-0- for 2003 and 2002, respectively.

During 2003, the Company issued 14,101,323 common shares in conversion of convertible securities in the amount of $630,709, 1,559,440 common shares in exchange for interest of $69,749, 5,000,000 common shares in exchange for marketable securities of $100,000 (which were subsequently sold for net proceeds of approximately $144,142) and 1,349,640 common shares in exchange for services of $51,794.

During 2003, the Company received 1 million shares of marketable securities in exchange for $581,322 of product sales. (See notes D and N.)

During 2002, the Company issued 3,500,000 common shares in exchange for debt conversion in the amount of $54,251. In 2002, the Company issued 3,004,987 common shares in conversion of convertible securities in the amount of $135,404. In 2002, the Company issued 320,291 common shares in exchange for interest of $14,509 and 2,270,131 common shares in exchange for services of $73,196.

NOTE M – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE N – CONCENTRATION OF RISK

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

Sales of the Company’s products are concentrated among specific customers.

During 2003 the Company recorded sales from eight customers which comprise 75% of total sales and range from 2 - 35% each. Thirty-five percent of sales were exchanged for marketable securities. (See Note D.)

During 2002 the Company recorded sales from six customers which comprise 49% of total sales and range from 2.5 - 13.4% each.

NOTE O – SUBSEQUENT EVENTS

On March 8, 2004, the Company’s Board of Directors approved further investments in the preferred stock of an early stage anti-infectives/drug development company. (See Note A-10.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA’s, now named Carter, Cartier, Melby & Guarino, C.P.A.s, P.A., who have audited our financial statements for the previous six (6) fiscal years ended December 31, 1997 to 2002, have audited our financial statements for the current fiscal year ended December 31, 2003. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of March 12, 2004 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Name	Age	Position
Russell D. Van Zandt	63	Chairman of the Board of Directors

Rene A. Gareau	62	Vice Chairman of the Board of Directors/Corporate Secretary

Sheldon C. Fenton	52	President and CEO/Director

Alfred A. Ritter	60	Director

Paul L. Simmons	75	Director

RUSSELL D. VAN ZANDT was first named to the Board of Directors on October 28, 1997. Mr. Van Zandt was graduated in 1962 with a BA in Mathematics from St. Michael’s College in Vermont, and was graduated in 1973 with an MBA from Florida Atlantic University in Florida. He also completed course work in 1975 for a doctorate in Business Administration from George Washington University in Washington, DC.

Mr. Van Zandt retired as President and CEO of Ela Medical in Plymouth, MN as of May 2003. Ela Medical is a manufacturer and marketer of pacemakers and implantable defibrillators. He is now a consultant to Veridien and ELA, as well as other companies. Previously Mr. Van Zandt had been a corporate Vice President at Datascope Corp., a NASDAQ listed company engaged in the health care and medical device products industry. On behalf of Datascope Corp., he had alternately headed two divisions as President. From 1996 to 1998, he was President of the Intervascular, Inc. Division, which manufactures and markets vascular grafts and patches on a worldwide basis. From July 1992 through September 1996 he was President of the Cardiac Assist Division which manufactures and markets intra-aortic balloon pumps and catheters. From November 1969 until August 1992, Mr. Van Zandt worked with C.R. Bard, Inc., a health care and medical device company listed on the New York Stock Exchange. He started as personnel director at a division level and rose through the company’s ranks to reach, in 1992, the position of President of Bard Vascular Systems Division.

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

Mr. Fenton is also an officer and director of Dunvegan Mortgage Corporation, a company which has been a lender to the Company, as described under “Principal Shareholders.”

From 1979-1981 Mr. Fenton was employed by the Canadian Imperial Bank of Commerce alternately as Solicitor and Manager. In 1977-1978 he worked for the firm of Day Wilson & Campbell in Toronto, Canada focusing on corporate and real estate law, and in 1976-1979 he worked as a financial consultant for FF. Management in Toronto, Canada.

Mr. Fenton graduated with honors with a Bachelor of Science degree from the University of Toronto in 1974 and was graduated from the Faculty of Law with an L.L.B. degree from the University of Western Ontario, Canada.

ALFRED A. RITTER was first named to the Board of Directors on March 26, 1993. Mr. Ritter has been the co-owner and director of EXPORATLAS, Lisbon, Portugal since 1981. The company is an import/export firm involved in the paper and pulp industry. Since 1996, Mr. Ritter has been the owner and director of TEOTONIO INVESTMENTS, a commercial real estate and project development company based in Vaduz, Liechtenstein. Additionally, since 1996, Mr. Ritter has been co-owner and director of EUROVENTOS, which is developing alternative energy sources in Portugal. Mr. Ritter has held positions with Credit Suisse in Zurich, Switzerland, the Bank of London and South America, in London, England, and Lloyd’s Bank Ltd. in New York City.

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

Mr. Simmons served in a consulting capacity for manufacturing plant and process design and regulatory compliance to more than 45 major biotech, pharmaceutical and device firms, in 72 plant locations in the U.S., U.K., Europe and the Far East. Mr. Simmons has formulated and designed many of the qualification/ validation programs and testing methods now in use in the industry. He is a noted author, having written many technical papers for national trade journals, as well as the writing and publication of a long list of technical and procedural manuals. As a lecturer, Mr. Simmons has addressed more than 55 trade and professional associations in 26 states and several foreign countries, including the Parenteral Drug Association, Pharmaceutical Manufacturer’s Association, Association for Professionals In Infection Control, Quality Control Managers Association, Philadelphia Academy of Pharmaceutical Sciences, Biotech 84, Scale-up 84, Interphex and FDA Small Business Seminars.

On October 6, 1998, Mr. Simmons filed a Petition for Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, docketed to Number 98-17181-8P1. Mr. Simmons’ Plan of Reorganization was confirmed (approved) by the Court on December 27, 1999, which order operated as a discharge of all debts except as covered by the Plan.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Audit Committee is comprised of two of its Directors, Mr. Rene Gareau (Chairman of the Audit Committee) and Mr. Alfred Ritter. The Company does not have an “Audit Committee Financial Expert” as a member of its audit committee. The Company does not have available any person with the requisite background and experience, nor has the Company been able to attract anyone to its Board with the requisite background.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All of our officers, directors and beneficial owners, except for Mr. Simmons, were in compliance with Section 16(A) during fiscal year 2003.

Mr. Simmons advises us he will be filing a Form 5 in lieu of not having filed a Form 4 with respect to the following transactions:

(a)	the sale during 2003 of 987,798 shares of our Common Stocks owned by International Center for Technology Transfer Inc., of which Mr. Simmons is an Officer and Director; and

(b)	the sale during 2003 of 1,420,400 shares of our Common Stock owned by Mr. Simmons personally.

SCIENTIFIC ADVISORY BOARD

Prior to October 2001 we relied upon informal contacts and relationships for general scientific advice in connection with our research and development. In October 2001, in order to have a more structured arrangement, we formed a Scientific Advisory Board including:

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. All directors attended all meetings during 2003.

COMPENSATION OF MANAGEMENT

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated (see footnote 1). Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal					Other
Position	Year	Salary		Bonus	Compensation
Sheldon C. Fenton, President & CEO	7/98-Present	-0-	[2]	-0-	-0-
Kenneth J. Chester, COO	1/01-12/01	$150,000		-0-	$30,450	[3]
Kenneth J. Chester, former COO	2003	-0-		-0-	$17,688	[4]

Except for Mr. Chester’s shares of Common Stock, none of the named persons has received stock options or other such non-cash compensation.

[1]	During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors. See details in Item 12 Certain Relationships and Related Transactions.

[2]	Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2003 these fees remain unpaid in the amount of $486,569 and are included in accounts payable.

[3]	Mr. Chester received 870,000 shares of restricted Common Stock, having an assigned value of $30,450, on April 1, 2001.

[4]	Mr. Chester received 660,000 shares of restricted Common Stock, having an assigned value of $17,688, during 2003 in full and final settlement of all obligations to him under his employment contract with the Company.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:

1.	The management of the Company is limited to three (3) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

3.	The management of the Company is so small and in such regular communication that the conduct of any one member of management is apparent to all; and

4.	The Company has centralized the collection and disclosure of material information and the control of public communications to persons familiar with the applicable requirements and having direct professional access in the event of perceived problems.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 2004, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 12, 2004, there were 207,618,861 shares issued and outstanding of record, as well as 49,016,621 shares issuable in the event of the conversion of the $1,991,377 of Convertible Debentures outstanding and the $764,102 of interest thereon as of December 31, 2003.

	Shares of	Percentage
	Common	as of
Name and Address of Beneficial Owners	Stock	03/12/2004[1]
Sheldon C. Fenton 160 Eglinton Avenue East, Suite 500 Toronto, Ontario M4P 3B5	31,484,518[2]	15.2%

Rene A. Gareau 603 Sarasota Quay Sarasota, Florida 34236	125,000	0.06%

Dunvegan Mortgage Corporation 222 Delaware Ave., PO Box 2306 Wilmington, Delaware 19899	31,101,518[3]	15.0%

Paul L. Simmons 8825 Laurel Drive Pinellas Park, Florida 33782	2,019,402[4]	.97%

Russell D. Van Zandt 100 Beach Drive NE, Suite 1002 St. Petersburg, Florida 33701	741,560	0.35%

Alfred A. Ritter Rua Baronesa DeBeck 130 Malveira Da Serra 2750 Cascais Portugal	0	—

H. Quotient Inc. (& subsidiary Quotient Capital Corp.) 8150 Leesburg Pike, Suite 503 Vienna, VA 22182	19,800,000	9.54%

Milfen Limited 33 Jackes Avenue, #303 Toronto, Ontario M4T 1E2	1,594,014[5]	0.77%

	Shares of	Percentage
	Common	as of
Name and Address of Beneficial Owners	Stock	03/12/2004[1]
All Directors and Officers as a Group (5 persons)	34,370,480	16.6%

1	Based on 207,618,861 shares issued and outstanding as of March 12, 2004.

2	Includes Mr. Fenton’s direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 8,768,504 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $405,635 of interest thereon as of December 31, 2003. For informational purposes, also does not include 15,730,128 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned (in 1998) to 1192615 Ontario Limited et al and in which he disclaims any beneficial interest. For informational purposes, does not include holdings of his adult daughter including (i) 1,941,120 shares and (ii) the 3,338,136 shares issuable in the event of conversion of the $90,000 Convertible Debenture (principal) and $25,085.96 of interest thereon as of December 31, 2003; in which he disclaims any beneficial interest. For informational purposes does not include holdings of his adult son, including (i) 1,479,477 shares and (ii) the 4,188,755 shares issuable in the event of conversion of the $95,000 of Convertible Debentures (principal) and $24,101.44 of interest thereon as of December 31, 2003; in which he disclaims any beneficial interest. For informational purposes does not include holdings of Milfen Limited, a Corporation owned by Mr. Fenton’s mother, in which he disclaims any beneficial interest.

3	Includes 8,768,504 shares issuable in the event of conversion of the $471,215 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $405,635 of interest thereon as of December 31, 2003. Does not include 154,163 shares of Series B Preferred Stock.

4	Includes Mr. Simmons' direct ownership of 1,332,600 shares and indirect ownership of 686,802 shares owned by International Center for Technology Transfer, Inc., of which Mr. Simmons is an Officer and Director.

5	Does not include 16,517,874 shares issuable in the event of conversion of the $599,096 of Convertible Debentures [principal] owned by Milfen Limited and the $152,458 of interest thereon as of December 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company’s President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2003, Dunvegan Mortgage Corporation continued to hold 154,163 shares of Series B Preferred Stock (88.5%), 22,333,014 shares of our Common Stock (10.85%), Convertible Debentures (1996-1998) in the principal amount of $471,215 (100%), and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share (100%).

During fiscal year 2003, Milfen Limited divested itself of $75,000 of debenture principal (and interest accrued thereon) to other parties. During fiscal year 2002, Milfen Limited (i) purchased seven additional debentures for principal sums totaling $204,000; (ii) converted $36,383 of debenture principal (& interest accrued thereon) into common stock at the price of $0.05; and (iii) otherwise divested itself of $329,021 of debenture principal (and interest accrued thereon) to other parties. Milfen Limited is a Canadian corporation controlled by the mother of Mr. Shelley Fenton, our President and CEO.

In 1995 the Company entered into a Loan and Security Agreement with Dunvegan Mortgage Corporation, a company of which Sheldon Fenton is an officer and director. On October 5, 1998 Dunvegan Mortgage Corporation assigned their interest in the balance of the Loan and Security Agreement (and conversion entitlements there under) to a group of companies, some of which have as their officers or directors siblings of Mr. Fenton. Neither Mr. Fenton nor Dunvegan Mortgage Corporation have any further interest in the Loan and Security Agreement and disclaim any beneficial interest therein.

935934 ONTARIO LTD.

During late 2001, 935934 Ontario Ltd., a company of which Sheldon C. Fenton is an officer and director, purchased $ 480,000US (plus accrued interest) of the accounts receivable owed for inventory by The SunSwipe Corporation L.L.C. (a wholly owned subsidiary of Veridien) to Norpak Manufacturing Inc. Of these monies, $472,386 plus interest accruing at 10% per annum are still due and owing by Veridien to 935934 Ontario Ltd.(and Assignees) and are included in accounts payable and accrued interest respectively.

TANLON MANAGEMENT SERVICES, INC.

During fiscal years 1999, 2000, 2001 and 2002 we utilized the services of Tanlon Management Services, Inc., a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each of 1999, 2000 and 2002 and $90,000 for 2001 (for which the $30,000 due for the 4th quarter was waived). These fees are intended to cover the salaries and costs of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. At December 31, 2003 these fees remain unpaid in the amount of $486,569 and are included in accounts payable.

In addition to the accrued indebtedness for services, the Company owes Tanlon an additional $113,145 for advanced expenses for related travel, courier/express deliveries, and telephone costs.

During the fourth quarter 2003, Tanlon Management Services advanced a short-term loan in the amount of $75,000 to Veridien. This loan was outstanding at year-end and is included in notes payable.

RUSSELL VAN ZANDT

During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors of the Company. Under this agreement, Mr. Van Zandt will provide one-half of this time in consulting services to Veridien for the period from October 1, 2003 to December 31, 2004. He will be compensated via a payment of $ 2,500 per month, a grant of 100,000 restricted shares per quarter (beginning in 2004) and sales commissions of 10% (to a maximum of $ 100,000) on new business generated for the Company by his direct efforts. See Exhibit 10.35.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

No.	Description of Exhibit
* 3.1	Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated June 4, 1991

* 3.2	Restated Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated September 13, 1991

* 3.3	Certificate of Amendment of Restated Certificate of Incorporation – November 6, 1991

* 3.4	Bylaws of Veridien Corporation – 1998 as amended to date

* 3.5	Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock – Dated September 11, 1998

* 3.6	Certificate of Designation – Dated April 3, 1995

* 3.7	Certificate of Amendment to the Certificate of Incorporation – Dated February 16, 1996

* 3.8	Certificate of Amendment of Restated Certificate of Incorporation

* 3.9	Certificate of Amendment of Certificate of Incorporation - Dated May 27, 2002

* 4.1	Debenture Sample

* 4.2	General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.3	Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.4	General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.5	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – Series I – Dated October 19, 1995

*4.6	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – Series II – Dated October 19, 1995

* 4.7	Warrant to purchase Common Stock Series I and Series II – Dated December 12, 1995

* 4.8	Common Stock Purchase Warrant: $0.135 per share – Dated June 10, 1998

* 10.1	Building Lease

* 10.2	Canadian Licensing Agreement – Dated February 28, 1998

* 10.3	Contract Fill and Sub-lease Agreement with Horizon Pharmaceuticals, Inc. – Dated August 1, 1998

* 10.4	Trademark – Virahol

* 10.5	Trademark – Viraguard

* 10.6	Trademark – Viragel

* 10.7	Trademark – Vira- CD7

* 10.8	Australian Patent No. 667,930/Sterihol

No.	Description of Exhibit
* 10.9	Australian Patent No. 628,932/Virahol

* 10.10	Canadian Patent No. 1,337,329/Virahol

* 10.11	Mexican Patent No. 185,884/Virahol

* 10.12	U.K. Patent No. 2,294,639/Virahol

* 10.13	U.K. Patent No. 2,245,171/Virahol

* 10.14	U.S. Patent No. 5,405,602/Sterihol

* 10.15	U.S. Patent No. 5,145,663/Virahol

* 10.16	U.S. Patent No. 5,441,723/Virahol

* 10.17	U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical Sterilant

* 10.18	New Zealand Patent No. 269,419/Virahol

* 10.19	Employment Agreement with Paul Simmons

* 10.20	Employment Agreement with Andrew T. Libby, Jr.

* 10.21	Norpak Manufacturing Inc. Agreement

* 10.22	Consulting Agreement with Kenneth J. Chester

* 10.23	Option Agreement re: Purchase of SunSwipe, Inc.

* 10.24	Consulting Agreement with Robert P. Belling

* 10.25	Scott R. Dotson Agreement

* 10.26	Trademark – Veridien

* 10.27	Australian Patent No. 695,346/Virahol (DSII)

* 10.28	U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

* 10.29	U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

* 10.30	U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

* 10.31	U.S. Patent No. 5,985,929/Cold Chemical Sterilant

* 10.32	Canadian Patent No. 2,166,810/Virahol (DSII)

* 10.33	Trademark and Design – Viraguard

* 10.34	Employees & Consultants Compensation and Stock Option Plan

10.35	Consulting Agreement with Russell Van Zandt

* 21.1	Subsidiaries

* 21.2	Subsidiaries (as of December 31, 2000)

* 21.3	Subsidiaries (as of December 31, 2001)

* 21.4	Subsidiaries (as of December 31, 2002)

21.5	Subsidiaries (as of December 31, 2003)

No.	Description of Exhibit
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit previously filed.

REPORTS ON FORM 8-K

There were 2 reports on Form 8-K filed in the fourth quarter of 2003. One was filed on October 17, 2003 and the other on December 23, 2003. Both reports were disclosing press releases disseminated by Veridien and neither report contained any financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountant is Carter, Cartier, Melby & Guarino, C.P.A.s, P.A. They have been the company’s principal accountant since the Company’s fiscal year ended December 31, 1997.

On December 19, 2003, the Company’s Audit Committee unanimously approved the engagement of Carter, Cartier, Melby & Guarino for the audit of the Corporation’s December 31, 2003 year-end financial statements.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Qsb filings were : 2003 - $33,795 and 2002 - $44,307.

AUDIT-RELATED FEES

No other audit-related fees were billed by the Company’s principal accountant in either of 2003 or 2002 except those disclosed under Audit Fees above.

TAX FEES

The aggregate fees billed for each of the last two fiscal year for professional services rendered by the Company’s principal accountant for tax related items were : 2003 - $ 4,600 and 2002 -$4,300. The only services provided under this caption were preparation of the Company’s annual tax return.

ALL OTHER FEES

No other fees were billed in either 2003 or 2002 by the Company’s principal accountant, except those disclosed above.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton, C.E.O.	, President

Sheldon C. Fenton, C.E.O.

Date	March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton, C.E.O.

Sheldon C. Fenton, C.E.O.

Date	March 30, 2004

By	/s/ Russell D. Van Zandt, Chairman of the Board of Directors

Russell D. Van Zandt, Chairman of the Board of Directors

Date	March 30, 2004

By	/s/ Rene A. Gareau, Vice Chairman of the Board of Directors

Rene A. Gareau, Vice Chairman of the Board of Directors

Date	March 30, 2004