Form 10QSB
period 2004-03-31
VERIDIEN CORP
filed 2004-05-14
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes [X]  No[  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 209,291,022 shares of common stock, par value $0.001 were outstanding at May 7, 2004.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Current assets:
Cash	$268,059	$101,506
Accounts receivable – trade Less allowance for doubtful accounts of $12,791 and $12,640 respectively	72,485	70,323
Inventory	111,940	125,500
Due from shareholder	69,764	69,764
Marketable securities	512,433	475,416
Prepaid expenses and other current assets	44,532	63,637

Total current assets	1,079,213	906,146

Property and equipment:
Furniture and fixtures	409,211	409,211

	409,211	409,211
Less accumulated depreciation	389,215	385,731

	19,996	23,480

Other assets:
Investments in preferred stock, cost basis	125,000	50,000
Investments in securities, restricted basis	456,000	-0-
Patents, less accumulated amortization of $502,182 and 500,967, respectively	62,200	63,415
Security deposits and other assets	1,625	1,625

	644,825	115,040

	$1,744,034	$1,044,666

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets – Continued
(Unaudited)
March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$4,603	$6,022
Note payable	743,912	878,845
Convertible debentures current	628,291	304,291
Accounts payable	742,638	890,595
Accrued compensation	3,918	2,692
Accrued interest	1,241,592	1,156,537
Other accrued liabilities	23,246	23,221
Customer deposit	62,064	62,064
Due to stockholders	34,555	34,039

Total current liabilities	3,484,819	3,358,306
Long term liabilities:
Convertible debentures	1,668,086	1,687,086

Total liabilities	5,152,905	5,045,392

Deficit in stockholders’ equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at March 31, 2004 and December 31, 2003	60,000	60,000
Series B preferred stock, $.001 par value, 245,344 authorized, 174,219 and 174,219 issued and outstanding at March 31, 2004 and December 31, 2003	175	175
Common stock - $.001 par value; 300,000,000 shares authorized, 209,291,022 and 205,745,290 issued and outstanding at March 31, 2004 and December 31, 2003	209,291	205,745
Additional paid-in capital	30,876,862	30,678,313
Common stock warrants	26,399	26,399
Accumulated deficit	(34,966,358)	(34,229,321)
Current period profit/(loss)	389,760	(737,037)

	(3,403,871)	(3,995,726)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(3,408,871)	(4,000,726)

	$1,744,034	$1,044,666

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

For the three months ended
March 31, 2004 and March 31, 2003

	March 31, 2004	March 31, 2003
Revenue	$577,069	$344,521

Operating costs and expenses:
Cost of revenue	84,465	133,114
General, selling, and administrative	249,365	250,335
Research and development	41,881	17,986

	375,711	401,435

Income (loss) from operations	201,358	(56,914)

Other income (expense):
Interest expense	(98,824)	(97,221)
Realized gain (loss) on marketable securities	(8,445)	(64,845)
Unrealized gain (loss) on marketable securities	295,402	(14,802)
Interest income	269	82

	188,402	(176,786)

Net income (loss) before taxes	389,760	(233,700)

Income taxes	-0-	-0-

Net income (loss)	$389,760	$(233,700)

Net income (loss) per common share	$0.0019	$(0.0013)

Weighted average share outstanding	207,275,534	185,023,220

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended
March 31, 2004 and March 31, 2003

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$389,760	$(233,700)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	4,699	3,859
Stock issuances for services	99,481	6,100
Other, not affecting cash	(270,046)	(94,386)
Realized (gains) losses on marketable securities	8,445	64,845
Unrealized (gains) losses on marketable securities	(295,402)	14,802
Proceeds from sale of marketable securities	244,214	69,155
(Increase) decrease in:
Accounts receivable	(2,162)	(97,712)
Prepaid and other current assets	19,105	17,077
Inventory	13,560	(139,996)
Other assets	-0-	(32,999)
Increase (decrease) in:
Accounts payable and accrued expenses	(196,584)	421,961
Due to stockholders	516	516
Customer deposits	-0-	(16,800)

Net cash (used) by operating activities:	15,586	(17,728)

Cash flow from investing activities:
Purchase of investment – preferred stock	(75,000)	-0-

Net cash (used) by investing activities:	(75,000)	-0-

Cash flow from financing activities:
Proceeds from convertible debentures	330,000	-0-
Net payment on capital leases	(1,419)	(1,201)
Net proceeds from borrowings	(102,614)	(23,871)

Net cash provided by financing activities:	225,967	(25,072)

Net increase/(decrease) in cash	166,553	(42,800)

Cash at beginning of quarter	101,506	89,048

Cash at end of quarter	$268,059	$46,248

With regard to commitments and contingencies at March 31, 2004, there are no material changes from the financial statement footnotes as presented December 31, 2003.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2004

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2004.

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

4. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2004, raw materials and finished goods amounted to approximately $111,940.

5. Marketable Equity – Securities, Trading

Marketable Equity – Securities, Trading are comprised of common stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax are included in the statement of operations.

Note A – Summary of Significant Accounting Policies - Continued

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

8. Loan Costs

Loan coast are amortized by the straight-line method over the term of the respective loans.

9. Investment in Preferred Stock – Cost Basis

During the fourth quarter of 2003 the Company invested $50,000 in preferred stock of an unrelated entity. During the first quarter of 2004 the Company invested an additional $75,000 in preferred stock in the same entity. The investee company is an early stage development company.

10. Investment in Securities – Restricted Basis

During first quarter 2004 the Company signed an agreement with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned in first quarter 2004 reflects 400,000 HQNT restricted common shares which are listed at two-thirds fair market value at March 31, 2004.

11. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note A – Summary of Significant Accounting Policies - Continued

12. Reclassification

Certain reclassifications have been made to the December 31, 2003 audited consolidated financial statements to be in conformity with the March 31, 2004 unaudited interim financial statements.

13. Net Income (Loss) per Share

Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 207,275,534 and 185,023,220 for the quarter ending March 31, 2004 and 2003, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2003 and included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and March 31, 2003, respectively. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Prior to this quarter, the Company had incurred losses since its incorporation. At March 31, 2004, the Company had an accumulated deficit of $34,576,598, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

Note B – Realization of Assets – Continued

The Company has a deficit in stockholders’ equity of $3.4 million, a deficit in working capital of $2.4 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C – Marketable Securities and Investments

During first quarter 2004, the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock the from December 31, 2003 closing price of $.72.

During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

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

Note D – Related Party Transactions

In February 2003, the Company sold raw materials and finished goods in the amount of $94,836 to a manufacturing company owned by a director of Veridien Corporation. The Company received a credit note with the manufacturing company in the amount of $47,418 to be applied against product purchases. Also, a promissory note for $47,418 was received with an interest rate of 10% per annum which shall accrue from May 1, 2003 until paid. This note may be settled by delivery of 79,030 free trading common shares of Nutraceutical Clinical Laboratories International, Inc. (NCCL). The Company at March 31, 2004 has received $25,072 in product purchases as an offset to the credit note.

Item 2. Management’s Discussion and Analysis or Plan of Operations

First Quarter - March 31, 2004 Compared with March 31, 2003

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2004 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Health Care and Anti-Infectives company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, and SUN PROTECTION PRODUCTS.

The flagship product, VIRAHOL® Hospital Disinfectant/Cleaner & Instrument Presoak, is a skin friendly, patented, U.S. – EPA and Health Canada registered, surface disinfectant. Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Wipes are U.S. – FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation.

Recent product line extensions have included sales of sunscreen impregnated™ towelettes being marketed under the SunSwipe™ label.

We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative.

During 2003 and early 2004, we continued to focus our sales efforts on our Infection Control products. We have expanded our product line to include Viraguard® Toilet Seat Wipes, which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians’ offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

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

Early in 2004 we signed a multi-year contract with H2O to Go, LLC. “Purified Water to Go” operates a fast growing chain of retail franchises marketing purified water, nutrition and healthy lifestyle products. They will be using our patented Viraguard® infection control products for cleaning and disinfecting their stores and operating equipment, as well as providing hand hygiene for their staff and customers when water refilling in stores. The full Viraguard® line of infection control products and our unique SunSwipe™ Sunscreen Towelettes will be sold to retail customers in H2O to Go stores across the United States.

Prior to this quarter, the Company had incurred losses since its incorporation. At March 31, 2004, the Company had an accumulated deficit of $34,576,598. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations

First Quarter ended March 31, 2004 vs. First Quarter ended March 31, 2003

	First Quarter		Percentage of
	March 31		Net Revenue
	2004	2003	2004	2003
Revenue	$577,069	$344,521	100%	100%
Cost of Revenue	84,465	133,114	15%	39%
Gross Profit	492,604	211,407	85%	61%

Operating Expenses:
General, Selling & Administrative	249,365	250,335	43%	73%
Research & Development	41,881	17,986	7%	5%
Income (Loss) from Operations	201,358	(56,914)	35%	(17)%
Other Income (Expense) Net	188,402	(176,786)	33%	(51)%
Net Income (Loss) Before Taxes	389,760	(233,700)	68%	(68)%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$389,760	$(233,700)	68%	(68)%

Consolidated gross revenues for first quarter 2004 increased by $528,137 or 153% to $872,740 compared with $344,603 in first quarter 2003.

•	Gross revenue from licensing and service fees increased for first quarter 2004 by $456,000 or 100% to $456,000 compared with $-0- in first quarter 2003. During first quarter 2004 the Company signed an agreement with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned there under in first quarter 2004 reflects 400,000 HQNT restricted common shares which are reflected at two-thirds fair market value at March 31, 2004. Gross revenue from product sales decreased for first quarter 2004 by $223,452 or 65% to $121,069 compared with $344,521 in first quarter 2003. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative.

•	During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

•	Interest income for first quarter 2004 increased by $187 or 228% to $269 compared with $82 in first quarter 2003.

Consolidated gross expenses for first quarter 2004 decreased by $95,323 or 16% to $482,980 compared with $578,303 in first quarter 2003.

•	The cost of revenue for the first quarter decreased as a percentage of total revenue to 15% in 2004 from 39% in 2003. The cost of goods sold from products sales for first quarter 2004 decreased by $59,052 or 44% to $74,062 compared with $133,114 in first quarter 2003. The cost of goods ratio as a percentage of product sales was 61% in first quarter 2004 compared to 39% in first quarter 2003. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins due to increases in raw material costs passed on by our suppliers. The cost of revenue from licensing and service fees for first quarter 2004 increased by $10,403 or 100% to $10,403 compared with $-0- in first quarter 2003. The cost of revenue as a percentage of licensing and revenue fees was 2% in first quarter 2004 compared to –0-% in first quarter 2003. The Company continues to work to improve margins with the introduction of new products, and to provide licensing and service fees for Veridien’s patented and unique products.

•	General, selling, and administrative expenses for first quarter 2004 decreased by $970 or less than 1% to $249,365 compared with $250,335 in first quarter 2003. Decreases in general and administrative costs were associated with sales and marketing expenses for first quarter 2004 that decreased by 8% to $103,236 compared with $112,576 in first quarter 2003. Increases that affected general and administrative costs were associated with rent expense for first quarter 2004 that increased by 9% to $5,864 compared with $5,367 in first quarter 2003. Increases that affected general and administrative expenses were associated with professional public company, legal, consulting and accounting fees for first quarter 2004 that increased by 8% to $52,179 compared with $48,456 in first quarter 2003. Increases in general and administrative costs were associated with insurance fees for first quarter 2004 that increased by 16% to $19,538 compared with $16,894 in first quarter 2003.

•	Research and development expenses for first quarter 2004 increased by $23,895 or 133% to $41,881 compared with $17,986 in first quarter 2003. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During first quarter 2004, the Company sold 358,869 HQNT shares and realized a loss of $8,445 due to the decline in the FMV of the stock from December 31, 2003 at $.72.

•	During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

•	During the first quarter 2003 5,000,000 restricted common shares with deemed Stockholder Equity of $100,000 were issued in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company). The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

•	During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003.

•	Interest expense for first quarter 2004 increased by $1,603 or 2% to $98,824 compared with $97,221 in first quarter 2003. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Net income (losses) increased to a net income of $389,760 for first quarter 2004 from a net loss of ($233,700) in first quarter 2003. This represented a 167% increase in net income (losses).

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of March 31, 2004 and March 31, 2003 we had working capital deficits of approximately $2,405,606 and $3,976,270 respectively. Our independent certified public accountants stated in their report on the 2003 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the first quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $244,214.

•	During the first quarter of 2004 we issued 2 convertible debentures for cash proceeds of $330,000. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates of $0.06.

•	During the first quarter of 2004 a Convertible Debentures with a principal balance of $25,000 (accrued interest waived) was converted into 500,000 shares of common stock.

•	During the three months ended March 31, 2004, 19,889 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.075.

•	During the first quarter of 2004 1,373,571 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $92,681. The average price per share was $0.067.

•	During the first quarter of 2004 100,000 common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.053.

•	During the first quarter of 2004, as allowed under their agreement, the company repaid their accounts receivable factoring debt of $77,614 with the issuance of 1,552,272 common shares.

•	During the three months ended March 31, 2004, accounts receivable increased by $2,162 to $72,485 from $70,323 at December 31, 2003.

•	During the three months ended March 31, 2004, inventory decreased by $13,560 to $111,940 compared with $125,500 at December 31, 2003.

•	We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies and service fees. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 11, 2004, we have cash of approximately $800,827 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending March 31, 2004:

Common Stock

On February 4, 2004, $25,000 of the principal of an outstanding Convertible Debenture was converted into 500,000 common shares. Accrued interest on this debenture had been waived by the holder. The issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.

At March 31, 2004, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but not issued until May 3, 2004. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

During the first quarter of 2004 we exercised our option to retire our accounts receivable factoring debt of $77,614 with the issuance of 1,552,272 common shares. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Securities

During the first quarter of 2004 we issued a total of 2 convertible debentures for cash proceeds of $330,000. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $ 0.06. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	Not applicable.

(e)	During the Quarter ended March 31, 2004 the Company did not repurchase any of its equity securities.

Item 5. Other Information

During the first quarter of 2004 the Company entered into a three year contract with Purified Water to Go, a North American retail chain. Our Viraguard® product line of patented infection control products, along with our unique SunSwipe™ Sunscreen Towelettes will be sold to retail customers in Purified Water to Go stores across America. Purfied Water to Go has also agreed to use Verdien’s Viraguard® products as part of a state of the art Infection Control Protocol for cleaning and disinfection in their stores. The Veridien products were introduced at Purified Water to Go’s convention in early April by Veridien’s sales team. Product shipments began in the second quarter.

During the first quarter of 2004 the Company made additional strategic and equity investments in a private Anti-Infectives/Drug Development Company (ADDC). We expect to increase our array of proprietary products and expand our research and development capabilities through our ownership interest in this company. The ADDC is creating and developing unique, safe, potent, long lasting anti-microbials (bacteria, mold, yeast) and anti-infectives that are expected to not only kill but retard the re-growth of infective microbials. These new products are complementary to Veridien’s existing product line. The ADDC management team has begun working with Veridien on its development projects and marketing opportunities.

Item 6. Exhibits and Report on Form 8-K

A.	Exhibits

(a) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d) Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Report on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation (Registrant)
Date May 14, 2004	By	/s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date May 14, 2004	By:	/s/ Rene A. Gareau
Rene A. Gareau
Exec Vice President & Secretary