Form 10QSB
period 2004-06-30
VERIDIEN CORP
filed 2004-08-16
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes    X    No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 209,659,734 shares of common stock, par value $0.001 were outstanding at August 9, 2004.

Transitional Small Business Disclosure Format (check one):

Yes                     No    X

Pages
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 3. Controls and Procedures	20
PART II OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	20
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit 10.36 – Agreement with Mycosol, Inc.	21
(b) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
(c) Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
(d) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
(e) Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
Ex-10.36 Agreement With Mycosol, Inc.
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash	$552,485	$101,506
Accounts receivable – trade
Less allowance for doubtful account of $11,183 and $12,640 respectively	63,365	70,323
Inventory	190,938	125,500
Investment escrow	110,000	-0-
Due from shareholder	69,764	69,764
Marketable Securities	298,115	475,416
Note receivable	125,000	-0-
Prepaid expenses and other current assets	25,866	63,637

Total current assets	1,435,533	906,146
Property and equipment:
Furniture and fixtures	410,898	409,211

	410,898	409,211
Less accumulated depreciation	392,782	385,731

	18,116	23,480
Other Assets:
Investments in preferred stock, cost basis	125,000	50,000
Investments in securities, restricted basis	456,000	-0-
Patents less accumulated amortization of $564,382 and $500,967 respectively	60,986	63,415
Security deposits and other assets	1,625	1,625

	643,611	115,040

Total assets	$2,097,260	$1,044,666

See accompanying notes to the financial statements.

Veridien Corporation
And Subsidiaries

Consolidated Balance Sheets — Continued
(Unaudited)
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Current capital lease obligations	$3,126	$6,022
Note payable	243,356	878,845
Convertible debentures due	628,291	304,291
Accounts payable	113,603	890,595
Accrued compensation	4,139	2,692
Accrued interest	767,497	1,156,537
Other accrued liabilities	16,030	23,221
Customer deposits	303,564	62,064
Due to stockholders	35,070	34,039

Total current liabilities	2,114,676	3,358,306
Long-term liabilities:
Convertible debentures	3,277,682	1,687,086

Total liabilities:	5,392,358	5,045,392
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at June 30, 2004 and December 31, 2003	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at June 30, 2004 and December 31, 2003	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 209,659,734 and 205,745,290 shares issued and outstanding at June 30, 2004 and December 31, 2003	209,660	205,745
Additional paid-in capital	30,899,235	30,678,313
Common stock warrants	26,399	26,399
Accumulated deficit	(34,966,358)	(34,229,321)
Current period profit/(loss)	480,791	(737,037)

	(3,290,098)	(3,995,726)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(3,295,098)	(4,000,726)

	$2,097,260	$1,044,666

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$225,348	$549,956	$802,417	$894,477
Operating costs and expenses:
Cost of revenue	48,625	390,916	133,090	524,030
General, selling, and administrative	238,125	247,309	487,490	497,644
Research and development	39,287	29,546	81,168	47,532

	326,037	667,771	701,748	1,069,206

Income (loss) from operations	(100,689)	(117,815)	100,669	(174,729)
Other income (expense):
Interest expense	(114,037)	(100,752)	(212,861)	(197,973)
Realized gain (loss) on marketable securities	519,524	(20,733)	511,079	(85,578)
Unrealized gain (loss) on marketable securities	(214,317)	-0-	81,085	(14,802)
Interest income	550	83	819	165

	191,720	(121,402)	380,122	(298,188)
Net income (loss) before taxes	91,031	(239,217)	480,791	(472,917)
Income taxes	-0-	-0-	-0-	-0-

Net income (loss)	$91,031	$(239,217)	$480,791	$(472,917)

Net income (loss) per common share	$0.0004	$(0.0013)	$0.0023	$(0.0025)
Weight average share outstanding	209,413,926	189,329,219	208,344,730	187,176,220

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended
June 30, 2004 and June 30, 2003

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net Income (loss)	$480,791	$(472,917)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	9,480	9,157
Stock issuances for services	122,223	29,788
Stock issuances for interest expense, non-cash	182,399	6,726
Other, not affecting cash	649,141	-0-
Realized (gains) losses on marketable securities	(511,079)	100,380
Unrealized (gains) losses on marketable securities	(81,085)	-0-
Proceeds from sale of marketable securities	998,528	272,622
(Increase) decrease in:
Accounts receivable	6,958	(249,869)
Notes receivable	125,000	(59,718)
Prepaid expenses and other current assets	37,771	26,918
Inventories	(65,438)	(26,279)
Other assets	-0-	(73,049)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,784,044)	458,816
Due to stockholders	1,031	(118,805)
Customer deposits	241,500	(16,800)

Net cash (used) by operating activities:	413,176	(113,030)
Cash flow from investing activities:
Purchase of investment — preferred stock	(185,000)	-0-
Net purchases and disposal of property and equipment	(1,687)	-0-

Net cash (used) by investing activities	(186,687)	-0-
Cash flow from financing activities:
Proceeds from convertible debentures	330,000	133,200
Net payment on capital leases	(2,896)	(2,740)
Net proceeds from borrowings	(102,614)	(38,146)

Net cash provided by financing activities	224,490	92,314
Net increase/(decrease) in cash	450,979	(20,716)
Cash at beginning of year	101,506	89,048

Cash at end of quarter	$552,485	$68,332

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2004:

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

1. Nature of Operations

The Company produces Health-Care and Anti-Infective products. The Company is incorporated in Delaware. The Company has developed patented and unique products including surface disinfectants, antiseptic hand cleansers, instrument presoak, antiseptic hand cleansers, and sun protection products. The flagship product, VIRAHOL® Hospital Disinfectant/Cleaner & Instrument Presoak, is a skin friendly, patented, U.S. – EPA and Health Canada registered, surface disinfectant. Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Wipes are U.S. – FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation. Recent product line extensions have included sales of sunscreen impregnated towelettes being marketed under the SunSwipe™ label.

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

5. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2004, raw materials and finished goods amounted to approximately $50,202 and $140,736 respectively.

Note A – Summary of Significant Accounting Policies — Continued

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

11. Investment in Securities – Restricted Basis

During second quarter 2004 the Company received 344,500 shares of free trading common stock of H-Quotient, Inc. (HQNT) from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in third quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock.

During first quarter 2004 the Company executed an agreement with H-Quotient, Inc. (HQNT) which encompasses the sale of product, licensing and service fees. The Company recorded licensing and service fees of $456,000 in first quarter 2004 which reflects 400,000 HQNT restricted common shares received at two-thirds fair market value (FMV). No unrealized gain or loss will be recognized on the 400,000 restricted common shares until the restrictions have expired and/or the shares are sold.

12. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced

Note A – Summary of Significant Accounting Policies — Continued

by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

13. Reclassification

Certain reclassifications have been made to the December 31, 2003 audited consolidated financial statements to be in conformity with the June 30, 2004 unaudited interim financial statements.

14. Net Income (Loss) per Share

Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 209,413,926 and 189,329,219 for the quarter ending June 30, 2004 and 2003, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of June 30, 2004 and for the six months ended June 30, 2003 and included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004 and June 30, 2003, respectively. The results for the six months ended June 30, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Prior to this year, the Company had incurred losses since its incorporation. At June 30, 2004, the Company had an accumulated deficit of $34,485,567, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $3.3 million, a deficit in working capital of $0.7 million and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note B – Realization of Assets – Continued

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

Note C – Marketable Securities and Investments

During the second quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. At June 30, 2004 the Company owned 301,431 shares with a market value of $298,115.

During the first quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock the from December 31, 2003 closing price of $.72.

During the second quarter 2003 the Company sold 380,000 HQNT shares and realized a loss in the amount of $20,733 due to the decline in the FMV of the stock from March 31, 2003.

During the first quarter 2003 the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34.

During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004.

During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

During the first quarter 2003 the Company issued 5,000,000 restricted common shares which were in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company) which resulted in an initial cost basis of $100,000. The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003.

During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from December 31, 2002 at $1.34 to $.59 at March 31, 2003.

Note D – Related Party Transactions

In February 2003, the Company sold raw materials and finished goods in the amount of $94,836 to a manufacturing company owned by a former director of Veridien Corporation. The Company received a credit note with the manufacturing company in the amount of $47,418 to be applied against product purchases. Also, a promissory note for $47,418 was received with an interest rate of 10% per annum which shall accrue from May 1, 2003 until paid. The Company at June 30, 2004 has received $25,072 in product purchases as an offset to the credit note. The Company expects to fully realize the remaining balance of $69,764 through credits via product purchases. The note is guaranteed by the former director.

Note E – Note Receivables

During second quarter ending June 30, 2004 the Company received two promissory notes from Mycosol, Inc. for $50,000. and $75,000. The note receivables may be settled on or after January 30, 2005 by delivery to Veridien 125,000 shares of Series A Convertible Preferred Stock of Mycosol, $0.001 par value per share and such additional common shares and warrants as contemplated under the Memorandum of Agreement dated June 1, 2004. Veridien may also convert the Notes, at its option, on or before the due date, into 125,000 shares of Series A Convertible Preferred Stock of Mycosol, $0.001 par value per share and such additional common shares and warrants as contemplated under the Memorandum of Agreement dated June 1, 2004. Interest after the due date shall accrue at the rate of 10% per annum.

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter – June 30, 2004 Compared with June 30, 2003, and Six-Months Ended June 30, 2004 Compared with June 30, 2003

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2004 for the three months and six months ended June 30, 2004 and June 30, 2003, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Health Care and Anti-Infectives company incorporated in Delaware focusing on infection control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, ANTISEPTIC HAND CLEANSERS, and SUN PROTECTION PRODUCTS.

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

Prior to this year, the Company had incurred losses since its incorporation. At June 30, 2004, the Company had an accumulated deficit of $34,485,567. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations

Second Quarter ended June 30, 2004 vs. Second Quarter ended June 30, 2003

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2004	2003	2004	2003
Revenue	$225,348	$549,956	100%	100%
Cost of Revenue	48,625	390,916	22%	71%
Gross Profit	176,723	159,040	78%	29%
Operating Expenses:
General, Selling & Administrative	238,125	247,309	106%	45%
Research & Development	39,287	29,546	17%	5%
Income (Loss) from Operations	(100,689)	(117,815)	45%	(21)%
Other Income (Expense) Net	191,720	(121,402)	85%	(22)%
Net Income (Loss) Before Taxes	91,031	(239,217)	40%	(43)%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$91,031	$(239,217)	40%	(43)%

Second Quarter — June 30, 2004 Compared with June 30, 2003

Consolidated gross revenues for second quarter 2004 increased by $195,383 or 36%, to $745,422 compared with $550,039 in second quarter 2003.

•	Gross revenue from licensing and service fees increased for second quarter 2004 by $100,000 or 100% to $100,000 compared with $-0- in second quarter 2003. During the second quarter 2004 the Company recieved service fees for services provided for Mycosol, Inc. Gross revenue from product sales decreased for second quarter 2004 by $424,608, or 77%, to $125,348 compared with $549,956 in second quarter 2003. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During the second quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in third quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock.

•	Interest income for second quarter 2004 increased by $467, or 563% to $550 compared with $83 in second quarter 2003.

Consolidated gross expenses for second quarter 2004 decreased by $134,865, or 17%, to $654,391 compared with $789,256 in second quarter 200.

•	The cost of revenue for the second quarter decreased as a percentage of total revenue to 22% in 2004 from 71% in 2003. The cost of goods sold from product sales for second quarter decreased by $342,291 or 88% to $48,625 compared with $390,916 in second quarter 2003. The cost of goods ratio as a percentage of product sales was 39% in second quarter 2004 compared to 71% in second quarter 2003. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with increased margins. Profit margins for product sales were at 61% and 29%, respectively.

•	General, selling, and administrative expenses for second quarter 2004 decreased by $9,184 or 4% to $238,125 compared with $247,309 during the same period of 2003. Decreases that affected general and administrative costs were associated with selling expenses which decreased for second quarter 2004 by 34% to $87,332 compared with $132,839 in second quarter 2003. This decrease is attributable to the shift from inside sales staff to outside sales staff. Additional decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2004 that decreased by 4% to $42,275 compared with $43,925 in second quarter 2003. Increases that affected general and administrative costs were associated with administrative wages which increased in second quarter 2004 by 160% to $38,812 compared with $14,951 in second quarter 2003. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Additional increases in general and administrative costs were associated with public company expenses for second quarter 2004 the increase in this category increased by 60% to $9,958 compared with $6,212 in second quarter 2003. This increase is attributable to the increased costs in updating and maintaining the Company’s website and the increased cost in releasing press releases.

•	Research and development expenses for second quarter 2004 increased by $9,741, or 33% to $39,287 compared with $29,546 in second quarter 2003. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2004 increased by $13,285, or 13% to $114,037 compared with $100,752 in second quarter 2003. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004.

•	Net income (losses) increased to a net income of $91,031 for second quarter 2004 from a net loss of $239,217 in second quarter 2003. This represented a 138% increase in net income (losses).

Six Months ended June 30, 2004 vs. Six Months ended June 30, 2003

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2004	2003	2004	2003
Revenue	$802,417	$894,477	100%	100%
Cost of Goods Sold	133,090	524,030	17%	59%
Gross Profit	669,327	370,447	83%	41%
Operating Expenses:
General, Selling & Administrative	487,490	497,644	61%	56%
Research & Development	81,168	47,532	10%	5%
Income (Loss) from Operations	100,669	(174,729)	13%	(20)%
Other Income (Expense) Net	380,122	(298,188)	47%	(33)%
Net Income (Loss) Before Taxes	480,791	(472,917)	60%	(53)%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$480,791	$(472,917)	60%	(53)%

Six-months ended June 30, 2004 Compared with Six Months Prior Year ended June 30, 2003

Consolidated gross revenues for the six months ended June 30, 2004 increased by $500,758, or 56% to $1,395,400 compared with $894,642 during the same period of 2003.

•	Gross revenue from licensing and service fees increased for first the first six months of 2004 by $556,000 or 100% to $556,000 compared with $-0- in 2003. During the first six months of 2004 the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned there under in first quarter 2004 reflects 400,000 HQNT restricted common shares which are reflected at two-thirds fair market value until the restricted shares become free trading and/or are disposed of. Also during the first six months of 2004 the Company earned service fees for services provided for Mycosol, Inc. Gross revenue from product sales decreased for the first six months of 2004 by $648,060, or 72%, to $246,417 compared with $894,477 in 2003. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During the second quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in third quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock. During the first quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock the from December 31, 2003 closing price of $.72. This represents a net realized gain of $511,079 for the first six months of 2004.

•	During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004. During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004. This represents a net unrealized gain of $81,085 for the first six months of 2004.

•	Interest income for the first six months of 2004 increased by $654, or 396% to $819 compared with $165 during the same period of 2003.

Consolidated gross expenses for the first six months of 2004 decreased by $452,950, or 33%, to $914,609 compared with $1,367,559 during the same period of 2003.

•	The cost of revenue for the first six months of 2004 decreased as a percentage of total revenue to 17% in 2004 from 59% during the same period of 2003. The cost of goods sold from product sales for the six months ended June 30, 2004 decreased by $401,343 or 77% to $122,687 compared with $524,030 during the same period of 2003. The cost of goods ratio as a percentage of product sales was 50% during the six months ended June 30, 2004 compared to 59% in the same period 2003. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with increased margins. Profit margins for product sales were at 50% and 41%, respectively.

•	General, selling, and administrative expenses for six months ended June 30, 2004 decreased by $10,154 or 2% to $487,490 compared with $497,644 during the same period of 2003. Decreases that affected general and administrative costs were associated with selling expenses which decreased for six months ended June 30, 2004 by 22% to $190,696 compared with $245,415 in the same period 2003. This decrease is attributable to the shift from inside sales staff to outside sales staff. Increases that affected general and administrative costs were associated with administrative wages which increased for six months ended June 30, 2004 by 66% to $73,242 compared with $44,235 in the same period 2003. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2004 that increased by 2% to $94,455 compared with $92,381 in the same period 2003. Additional increases in general and administrative costs were associated with public company expenses for six months ended June 30, 2004 the increase in this category increased by 61% to $13,959 compared with $8,665 in the same period 2003. This increase is attributable to the increased costs in updating and maintaining the Company’s website and the increased cost in releasing press releases.

•	Research and development expenses for the first six months of 2004 increased by $33,636, or 71% to $81,168 compared with $47,532 during the same period of 2003. The Company continues to do additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	During second quarter 2003, the Company sold 380,000 HQNT shares and realized a loss of $20,733 due to the decline in the FMV of the stock from March 31, 2003 at $.59. During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the

FMV of the stock from December 31, 2002 at $1.34. This represents a net realized loss of $85,578 for the first six months of 2003.

•	During the first quarter 2003 the Company issued 5,000,000 restricted common shares which were in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company) which resulted in an initial cost basis of $100,000. The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003. During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003. This represents a net unrealized loss of $14, 802 for the first six months of 2003.

•	Interest expense for the first six months of 2004 increased by $14,888, or 8% to $212,861 compared with $197,973 during the same period of 2003. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

Net income (losses) increased to a net income of $480,791 during the first six months of 2004 from a net loss of $472,917 during the same period of 2003. This represented a 202% increase in net income (losses).

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. We have successfully reduced our working capital deficit from $3,808,746 at June 30, 2003 to $679,143 at June 30, 2004. Our independent certified public accountants stated in their report on the 2003 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the second quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $754,314.

•	During the second quarter of 2004 $471,215 of existing convertible debenture principal, along with $427,773 of convertible debenture accrued interest and $1,181,822 of payable debt was rolled into 2 convertible debentures. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $0.051. One debenture in the principal amount of $300,000 is held by a person not affiliated or related to the company and one debenture in the principal amount of $1,780,811 is held by Dunvegan Mortgage Corporation a company of which Veridien’s President & C.E.O. Mr. Sheldon Fenton is an officer and a director.

•	During the six months ended June 30, 2004, 41,615 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.072.

•	During the six months ended June 30, 2004 200,000 common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.0565.

•	During the second quarter of 2004 246,986 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $15,242. The average price per share was $0.062.

•	During the first quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $244,214.

•	During the first quarter of 2004 we issued 2 convertible debentures for cash proceeds of $330,000. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates of $0.06.

•	During the first quarter of 2004 a Convertible Debentures with a principal balance of $25,000 (accrued interest waived) was converted into 500,000 shares of common stock.

•	During the first quarter of 2004 1,373,571 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $92,681. The average price per share was $0.067.

•	During the first quarter of 2004, as allowed under their agreement, the company repaid their accounts receivable factoring debt of $77,614 with the issuance of 1,552,272 common shares.

•	During the six months ended June 30, 2004, accounts receivable decreased by $6,958 to $63,365 from $70,323 at December 31, 2003.

•	During the six months ended June 30, 2004, inventory increased by $65,438 to $190,938 compared with $125,500 at December 31, 2003.

•	We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies and service fees. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of August 10, 2004, we have cash of approximately $443,141 and during September and October, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending June 30, 2004:

Common Stock

At June 30, 2004, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the second quarter but have not as yet been issued. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Securities

During the second quarter of 2004 $471,215 of existing convertible debenture principal, along with $427,773 of convertible debenture accrued interest and $1,181,822 of payable debt was rolled into 2 convertible debentures. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $0.051. One debenture in the principal amount of $300,000 is held by a person not affiliated or related to the company and one debenture in the principal amount of $1,780,811 is held by Dunvegan Mortgage Corporation a company of which Veridien’s President & C.E.O. Mr. Sheldon Fenton is an officer and a director. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	During the quarter ended June 30, 2004 the Company did not repurchase any of its equity securities.

(e)	Not applicable.

Item 5. Other Information

During the second quarter the Company finalized an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. Veridien’s focus is on anti-infectives –killing bacteria, mold, mildew, and viruses – through its Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants. Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold. The ‘core’ chemistry was originally developed by the drug company, Burroughs Wellcome (now part of GlaxoSmithKline), and subsequently the data related thereto was licensed from GSK (NYSE symbol: GSK) by Mycosol. Mycosol has since developed and expanded this ‘anti-infectives’ technology, adding five patents pending and a myriad of potential industrial, agricultural, medical and veterinary applications.

Under the Agreement, Veridien has initiated making equity investments in Mycosol with an option to acquire the majority ownership. Veridien will also have two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels. The agreement has been signed and finalization of the documents that flow therefrom is currently being completed.

Item 6. Exhibits and Report on Form 8-K

A.	Exhibits

(a) Exhibit 10.36 – Agreement with Mycosol, Inc

(b) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d) Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(e) Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Report on Form 8-K

There was 1 report on Form 8-K filed in the second quarter of 2004. This report was filed on April 1, 2004. The report disclosed a press release disseminated by Veridien and did not contained any financial statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date August 16, 2004	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date August 16, 2004	By	/s/ Rene A. Gareau

Rene A. Gareau
ExecVice President & Secretary