Form 10QSB
period 2004-09-30
VERIDIEN CORP
filed 2004-11-15
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number                    000-25555

Veridien Corporation

(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida	33782-6105

(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 210,017,310 shares of common stock, par value $0.001 were outstanding at November 8, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

		Pages
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	22

Item 5.	Other Information	23

Item 6	Exhibits and Reports on Form 8-K

	(a) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

	(b) Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

	(c) Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

	(d) Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements
Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
September 30, 2004 and December 31, 2003

Assets	September 30, 2004	December 31, 2003
Current Assets:
Cash	$279,365	$101,506
Accounts receivable – trade
Less allowance for doubtful accounts of $10,523 and $12,640 respectively	373,946	70,323
Inventory	209,205	125,500
Investment escrow	110,000	-0-
Due from shareholders	67,076	69,764
Marketable securities	214,069	475,416
Note receivable	350,000	-0-
Prepaid expenses and other current assets	38,794	63,637

Total current assets	1,642,455	906,146
Property and equipment:
Furniture and fixtures	410,898	409,211
Less accumulated depreciation	395,703	385,731

	15,195	23,480
Other Assets:
Investments in preferred stock, cost basis	125,000	50,000
Investments in securities, restricted basis	461,119	-0-
Patents less accumulated amortization of $564,382 and $500,967 respectively	59,771	63,415
Security deposits and other assets	1,625	1,625

	647,515	115,040

Total assets	$2,305,165	$1,044,666

See accompanying notes to the financial statements.

Veridien Corporation
And Subsidiaries

Consolidated Balance Sheets — Continued
(Unaudited)
September 30, 2004 and December 31, 2003

Liabilities and Deficit in Stockholders' Equity	September 30, 2004	December 31, 2003
Current Liabilities:
Current capital lease obligations	$1,590	$6,022
Note payable	269,911	878,845
Convertible debentures due	628,291	304,291
Accounts payable	336,185	890,595
Accrued compensation	4,826	2,692
Accrued interest	882,268	1,156,537
Other accrued liabilities	4,027	23,221
Customer deposits	303,564	62,064
Due to stockholders	35,586	34,039

Total current liabilities	2,466,248	3,358,306
Long-term Liabilities:
Convertible debentures	3,277,682	1,687,086

Total liabilities:	5,743,930	5,045,392
Deficit in Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at September 30, 2004 and December 31, 2003	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 Authorized, 174,219 and 174,219 issued and outstanding at September 30, 2004 and December 31, 2003	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 210,017,310 and 205,745,290 shares issued and outstanding at September 30, 2004 and December 31, 2003	210,017	205,745
Additional paid-in capital	30,914,259	30,678,313
Common stock warrants	26,399	26,399
Accumulated deficit	(34,966,358)	(34,229,321)
Current period profit (loss)	321,743	(737,037)

	(3,433,765)	(3,995,726)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(3,438,765)	(4,000,726)

	$2,305,165	$1,044,666

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$685,985	$406,192	$1,488,402	$1,300,669
Operating costs and expenses:
Cost of revenue	399,110	186,038	532,200	710,068
General, selling, and administrative	208,715	346,542	696,205	844,186
Research and development	43,576	26,014	124,744	73,546

	651,401	558,594	1,353,149	1,627,800

Income (Loss) from Operations	34,584	(152,402)	135,253	(327,131)
Other income (expense):
Interest expense	(115,348)	120,577	(328,209)	(77,396)
Realized gain (loss) on marketable securities	-0-	32,377	511,079	(53,201)
Unrealized gain (loss) on marketable securities	(84,099)	125,560	(3,014)	110,758
Dividend income	5,173	-0-	5,173	-0-
Interest income	642	22	1,461	187

	(193,632)	278,536	186,490	(19,652)
Net income (loss) before taxes	(159,048)	126,134	321,743	(346,783)
Income taxes	-0-	-0-	-0-	-0-

Net income (loss)	$(159,048)	$126,134	$321,743	$(346,783)

Net income (loss) per common share	$(0.0008)	$0.0007	$0.0015	$(0.0018)
Weight average share outstanding	209,778,926	191,155,159	208,822,795	188,502,533

See accompanying notes to financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended
September 30, 2004 and September 30, 2003

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$321,743	$(346,783)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	13,616	13,017
Stock issuances for services	137,605	41,288
Stock issuances for interest expense, non-cash	-0-	6,726
Other, not affecting cash	(461,173)	(461,373)
Realized (gains) loss on marketable securities	(511,079)	53,201
Unrealized (gains) loss on marketable securities	3,014	(110,758)
Proceeds from sale of marketable securities	998,528	408,088
(Increase) decrease in:
Accounts receivable	(303,623)	(6,926)
Notes receivable	(350,000)	-0-
Prepaid and other current assets	24,843	14,431
Inventories	(83,705)	(43,616)
Increase (decrease) in:
Accounts payable and accrued expenses	111,464	301,990
Due to stockholders	(1,141)	(87,379)
Customer deposits (2004 non-cash)	241,500	(16,799)

Net cash (used) by operating activities:	141,592	(234,893)
Cash flow from investing activities:
Purchase of investment – preferred stock	(185,000)	-0-
Net purchases and disposal of property and equipment	(1,687)	-0-

Net cash (used) by investing activities	(186,687)	-0-
Cash flow from financing activities:
Proceeds from convertible debentures	330,000	133,200
Net payment on capital leases	(4,432)	(3,936)
Net proceeds from borrowings	(102,614)	51,529

Net cash provided by financing activities	222,954	180,793
Net increase/(decrease) in cash	177,859	(54,100)
Cash at beginning of year	101,506	89,048

Cash at end of quarter	$279,365	$34,948

See accompanying notes to financial statements.

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2004

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

5. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2004 raw materials and finished goods amounted to approximately $209,205.

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

11. Investment in Securities – Restricted Basis

During the third quarter 2004 the Company recorded receipt of 14,421 restricted common shares of H-Quotient, Inc. (HQNT) at $5,119 which represents 50% of FMV at September 30, 2004. These 14,421 shares of HQNT were received as dividends.

During second quarter 2004 the Company received 344,500 shares of free trading common stock of H-Quotient, Inc. (HQNT) from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in fourth quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock.

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

Note A – Summary of Significant Accounting Policies — Continued

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

13. Reclassification

Certain reclassifications have been made to the December 31, 2003 audited consolidated financial statements to be in conformity with the September 30, 2004 unaudited interim financial statements.

14. Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 209,778,926 and 191,155,159 for the quarter ending September 30, 2004 and 2003, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

Note B – Realization of Assets

The accompanying unaudited interim consolidated financial statements of the Company as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003, included herein have been prepared in accordance with the instructions for Form 10-Qsb under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2004 and September 30, 2003, respectively. The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Note B – Realization of Assets – Continued

Prior to this year, the Company had incurred losses since its incorporation. At September 30, 2004, the Company had an accumulated deficit of $34,644,615, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue.

The Company has a deficit in stockholders’ equity of $3.4 million, a deficit in working capital of $823,793 and is experiencing a continuing cash flow deficiency. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note C – Marketable Securities and Investments

During the third quarter 2004 the Company recorded an unrealized loss in the amount of $84,099 which reflects the decline in the FMV of 301,431 H-Quotient, Inc. (HQNT) common shares from June 30, 2004 at $.989 to $.71 at September 30, 2004.

During the third quarter 2004 the Company recorded receipt of 14,421 restricted common shares of H-Quotient, Inc. (HQNT) at $5,119 which represents 50% of FMV at September 30, 2004. Additionally, the Company recorded receipt of 75 common shares of HQNT at $53. These 14,496 shares of HQNT were received as dividends. The Company currently holds 301,506 common shares of HQNT and 414,421 restricted common shares of HQNT at September 30, 2004.

During the third quarter 2003 the Company received 605,000 shares of marketable securities at September 3, 2003 in payment of a current accounts receivable. At the end of third quarter 2003 these 605,000 shares of a marketable security resulted in an unrealized gain of $125,560 due to the increase in the FMV from $.6024 to $.81.

During the third quarter 2003 the Company purchased and sold 165,700 marketable securities and realized a gain in the amount of $32,377.

During the second quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in fourth quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock.

Note C – Marketable Securities and Investments — Continued

During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004.

During second quarter 2003, the Company sold 380,000 HQNT shares and realized a loss of $20,733 due to the decline in the FMV of the stock from March 31, 2003 at $.59.

During the first quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock from December 31, 2003 closing price of $.72

During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

During first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34

During the first quarter 2003 the Company issued 5,000,000 restricted common shares which were in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company) which resulted in an initial cost basis of $100,000. The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003. During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003.

Note D – Supplemental Cash Flow Disclosures

During the nine months ended September 30, 2003 the Company received 605,000 shares of marketable securities for payment of a current accounts receivable. At September 30, 2003 the fair market value of the marketable securities was $490,050.

Note E – Related Party Transactions

In February 2003, the Company sold raw materials and finished goods in the amount of $94,836 to a manufacturing company owned by a director of Veridien Corporation. The Company received a credit note with the manufacturing company in the amount of $47,418 to be applied against product purchases. Also, a promissory note for $47,418 was received with an interest rate of 10% per annum which shall accrue from May 1, 2003 until paid. The Company at September 30, 2004 has received $27,761 in product purchases as an offset to the credit note. The Company expects to fully realize the remaining balance of $67,076 through credits via product purchases. The note is personally guaranteed by the now former director.

Note E – Note Receivables

During the nine months ending September 30, 2004 the Company has received five promissory notes from Mycosol, Inc. for a total of $350,000. The note receivables may be settled on or after January 30, 2005 by delivery to Veridien 350,000 shares of Series A Convertible Preferred Stock of Mycosol, $0.001 par value per share and such additional common shares and warrants as contemplated under the Memorandum of Agreement dated June 1, 2004.

Note E – Note Receivables — Continued

Veridien may also convert the Notes, at its option, on or before the due date, into 350,000 shares of Series A Convertible Preferred Stock of Mycosol, $0.001 par value per share and such additional common shares and warrants as contemplated under the Memorandum of Agreement dated June 1, 2004. Interest after the due date shall accrue at the rate of 10% per annum.

These unaudited interim consolidated financial statements and notes to unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10Ksb filed with the SEC in March 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter – September 30, 2004 Compared with September 30, 2003, and Nine-Months Ended September 30, 2004 Compared with September 30, 2003

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2004 for the three months and nine months ended September 30, 2004 and September 30, 2003, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

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

In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America in 2002 and 2003 have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (ie. Dupont) with a strong competitive advantage in 2004 and 2005.

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

During 2004 we finalized an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. Veridien’s focus is on anti-infectives –killing bacteria, mold, mildew, and viruses – through its Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants. Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold. The ‘core’ chemistry was originally developed by the drug company, Burroughs Wellcome (now part of GlaxoSmithKline), and subsequently the data related thereto was licensed from GSK (NYSE symbol: GSK) by Mycosol. Mycosol has since developed and expanded this ‘anti-infectives’ technology, adding five patents pending and a myriad of potential industrial, agricultural, medical and veterinary applications.

Under the Agreement, Veridien has initiated making equity investments in Mycosol with an option to acquire the majority ownership. Veridien will also have two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials

(bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels. The agreement has been signed and finalization of the documents that flow thereform is currently being completed.

During third quarter 2004 we entered into a distribution agreement with a multi-national pharmaceutical company with 500+ sales representatives expected to introduce, distribute and provide Viraguard Infection Control products initially to up to 36,000 physicians and their offices across the United States. This program commenced in the third quarter of 2004. This arrangement is an ideal method to promote and introduce Viraguard Infection Control products directly to thousands of end-user medical practitioners and their staff. To date, the program has generated over $450,000 in sales orders.

Prior to this year, the Company had incurred losses since its incorporation. At September 30, 2004, the Company had an accumulated deficit of $34,644,615. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations

Third Quarter ended September 30, 2004 vs. Third Quarter ended September 30, 2003

	Third Quarter		Percentage of
	September 30,		Net Revenue
	2004	2003	2004	2003
Net Revenue	$685,985	$406,192	100%	100%
Cost of Revenue	399,110	186,038	58%	46%
Gross Profit	286,875	220,154	42%	54%
Operating Expenses:
General, Selling & Administrative	208,715	346,542	30%	85%
Research & Development	43,576	26,014	6%	6%
Income (Loss) from Operations	34,584	(152,402)	5%	(38)%
Other Income (Expense) Net	(193,632)	278,536	(28)%	69%
Net Income (Loss) Before Taxes	(159,048)	126,134	(23)%	31%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	(159,048)	126,134	(23)%	31%

Third Quarter — September 30, 2004 Compared with September 30, 2003

Consolidated gross revenues for third quarter 2004 increased by $127,649, or 23%, to $691,800 compared with $564,151 in third quarter 2003.

•	Gross revenue from product sales increased for third quarter 2004 by $279,793 or 69%, to $685,985 compared with $406,192 in third quarter 2003. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases next year, will generate new revenue in next and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Dividend income for third quarter 2004 increased by $5,173, or 100% to $5,173 compared with $-0- in the third quarter 2003. Dividend income was earned on marketable securities held by the Company.

•	Interest income for third quarter 2004 increased by $620, or 2,818% to $642 compared with $22 in third quarter 2003.

•	Additionally, other income for third quarter 2004 decreased by $157,937, or 100% to $-0- compared with $157,937 in third quarter 2003. The Company recognized realized gains of $32,377 on the sale of marketable securities for the quarter ended September 30, 2003. The unrealized gain in marketable securities for third quarter 2003 recognizes an increase of $125,560 in the value of the marketable securities held by the Company for the quarter ended September 30, 2003.

Consolidated gross expenses for third quarter 2004 increased by $412,831, or 94% to $850,848 compared with $438,017 in third quarter 2003.

•	The cost of revenue and the cost of goods sold from product sales for third quarter 2004 increased by $213,072, or 115% to $399,110 compared with $186,038 in third quarter 2003. There was an increase in the cost of goods ratio as a percentage of product sales to 58% in third quarter 2004 compared to 46% in third quarter 2003. The increase in the cost of product sales resulted primarily of a combination of increased product sales at 69% over the same period of 2003 offset by a change in product mix with a lower profit margin. The Company is continuing to work towards decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins.

•	General, selling, and administrative expenses for third quarter 2004 decreased by $137,827, or 40% to $208,715 compared with $346,542 in third quarter 2003. Decreases that affected general, selling, and administrative expenses were associated with professional legal, consulting and accounting fees for third quarter 2004 that decreased by 63% to $30,915 compared with $83,018 in third quarter 2003. Additionally, selling expenses decreased for third quarter 2004 by 19% to $84,377 compared with $103,663 in third quarter 2003. Increases in general, selling, and administrative costs were associated with public company expenses for third quarter 2004 the increase in this category increased by 81% to $8,540 compared with $4,719 in third quarter 2003. Increases that affected general, selling, and administrative costs were associated with administrative wages which increased in third quarter 2004 by 31% to $28,704 compared with $21,851 in third quarter 2003. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies.

•	Research and development for third quarter 2004 increased $17,562, or 68% to $43,576 compared with $26,014 in third quarter 2003. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2004 increased by $235,925 or 196% to a negative $115,348 compared with a positive $120,577 in third quarter 2003. The lower interest expense during 2003 was due primarily to negotiation with certain expired Convertible Debenture holders to waive accrued interest in the amount of $206,537 in exchange for closer to market conversion rates for their debt instruments. Interest continues to accrue on other various debts.

•	During the third quarter 2004 the Company recorded an unrealized loss in the amount of $84,099 which reflects the decline in the FMV of 301,431 H-Quotient, Inc. (HQNT) common shares from June 30, 2004 at $.989 to $.71 at September 30, 2004.

•	Net income (losses) decreased to a net loss of $159,048 for third quarter 2004 from a net income of $126,134 for third quarter 2003. This represented a 226% decrease in net income (losses).

Nine Months ended September 30, 2004 vs. Nine Months ended September 30, 2003

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2004	2003	2004	2003
Net Revenue	$1,488,402	$1,300,669	100%	100%
Cost of Revenue	532,200	710,068	36%	55%
Gross Profit	956,202	590,601	64%	45%
Operating Expenses:
General, Selling & Administrative	696,205	844,186	47%	65%
Research & Development	124,744	73,546	8%	6%
Income (Loss) from Operations	135,253	(327,131)	9%	(25)%
Other Income (Expense) Net	186,490	(19,652)	13%	(2)%
Net income (Loss) Before Taxes	321,743	(346,783)	22%	(27)%
Income Taxes	-0-	-0-	0%	0%
Net income (Loss)	$321,743	$(346,783)	22%	(27)%

Nine months ended September 30, 2004 Compared with Nine Months ended September 30, 2003

Consolidated gross revenues for the nine months ended September 30, 2004 increased by $594,501, or 42% to $2,006,115, compared with $1,411,614 during the same period of 2003.

•	Gross revenue from licensing and service fees increased for the first nine months of 2004 by $556,000 or 100% to $556,000 compared with $-0- in 2003. During the first nine months of 2004 the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned there under in first quarter 2004 reflects 400,000 HQNT restricted common shares which are reflected at two-thirds fair market value until the restricted shares become free trading and/or are disposed of. Also during the first nine months of 2004 the Company earned service fees for services provided for Mycosol, Inc. Gross revenue from product sales decreased for the first nine months of 2004 by $368,267, or 28%, to $932,402 compared with $1,300,669 in 2003. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During the second quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in fourth quarter 2004. The amount of the deposit is $241,500 which also represents the cost basis of the 344,500 shares of common stock. And during the first quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock from December 31, 2003 closing price of $.72. This represents a net realized gain of $511,079 for the first nine months of 2004.

•	During the third quarter 2003 the Company received 605,000 shares of marketable securities at September 3, 2003 in payment of a current accounts receivable. At the end of third quarter 2003 these 605,000 shares of a marketable security resulted in an unrealized gain of $125,560 due to the increase in the FMV from $.6024 to $.81. And during the first quarter 2003 the Company issued 5,000,000 restricted common shares which were in exchange for 276,267 free trading common shares of H. Quotient, Inc. (HQNT) (a publicly traded company) which resulted in an initial cost basis of $100,000. The Company recorded an unrealized gain of $62,998 which reflects the increase in the FMV of 276,267 HQNT shares from $.362 to $.59 at March 31, 2003. During the first quarter 2003 the Company recorded an unrealized loss in the amount of $77,800 which reflects the decline in the FMV of 103,733 HQNT shares from $1.34 to $.59 at March 31, 2003. This represents a net unrealized gain of $110,758 for the first nine months of 2003.

•	Dividend income for third quarter 2004 increased by $5,173, or 100% to $5,173 compared with $-0- in the third quarter 2003. Dividend income was earned on marketable securities held by the Company.

•	Interest income for the nine months ended September 2004 increased by $1,274, or 681% to $1,461 compared with $187 during the same period of 2003.

Consolidated gross expenses for the first nine months of 2004 decreased by $74,025, or 4% to $1,684,372 compared with $1,758,397 during the same period of 2003.

•	The cost of revenue for the first nine months of 2004 decreased as a percentage of total revenue to 36% in 2004 from 55% during the same period of 2003. The cost of goods sold from product sales for the nine months ended September 30, 2004 decreased by $188,271 or 27% to $521,797 compared with $710,068 during the same period of 2003. The cost of goods ratio as a percentage of product sales was 56% during the nine months ended September 30, 2004 compared to 55% in the same period 2003. Profit margins for product sales were at 44% and 45%, respectively.

•	General, selling, and administrative expenses for the nine months ended September 30, 2004 decreased by $147,981, or 18% to $696,205 compared with $844,186 during the same period of 2003. Decreases that affected general, selling, and administrative costs were associated with selling expenses which decreased for nine months ended September 30, 2004 by 24% to $264,735 compared with $349,078 in the same period 2003. Decreases that affected general, selling, and administrative expenses were associated with professional legal, consulting and accounting fees for the nine months ended September 30, 2004 that decreased by 14% to $125,377 compared with $145,398 in the same period 2003. Increases that affected general, selling, and administrative expenses were associated with administrative wages which increased for the nine months ended September 30, 2004 by 54% to $101,947 compared with $66,086 in the same period 2003. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Additional increases in general, selling, and administrative costs were associated with public company expenses for the nine months ended September 30, 2004 the increase in this category increased by 64% to $22,499 compared with $13,684 in the same period 2003. The higher expenses in 2004 are attributable to the increase in costs of public company vendors.

•	Research and development for the first nine months of 2004 increased by $51,198 or 70%, to $124,744 compared with $73,546 during the same period of 2003. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Interest expense for the first nine months of 2004 increased by $250,813, or 324% to $328,209 compared with $77,396 during the same period of 2003. The lower interest expense during 2003 was due primarily to negotiation with certain expired Convertible Debenture holders to waive accrued interest in the amount of $206,537 in exchange for closer to market conversion rates for their debt instruments. Interest continues to accrue on other various debts.

•	During the third quarter 2003 the Company purchased and sold 165,700 marketable securities and realized a gain in the amount of $32,377. During second quarter 2003, the Company sold 380,000 HQNT shares and realized a loss of $20,733 due to the decline in the FMV of the stock from March 31, 2003 at $.59. And during first quarter 2003, the Company sold 100,000 HQNT shares and realized a loss of $64,845 due to the decline in the FMV of the stock from December 31, 2002 at $1.34. This represents a net realized loss of $53,201 for the first nine months of 2003.

•	During the third quarter 2004 the Company recorded an unrealized loss in the amount of $84,099 which reflects the decline in the FMV of 301,431 H-Quotient, Inc. (HQNT) common shares from June 30, 2004 at $.989 to $.71 at September 30, 2004. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004. And during the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004. This represents a net unrealized loss of $3,014 for the first nine months of 2004.

•	Net income (losses) increased to a net income of $321,743 during the first nine months of 2004 from a net loss of $346,783 during the same period of 2003. This represented a 193% increase in net income (losses).

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. We have successfully reduced our working capital deficit by over $3 million dollars from $3,838,617at September 30, 2003 to $823,793 at September 30, 2004. Our independent certified public accountants stated in their report on the 2003 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the nine months ended September 30, 2004, 68,121 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.066.

•	During the nine months ended September 30, 2004 300,000 restricted common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.044.

•	During the third quarter of 2004 231,070 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $11,929. The average price per share was $0.052.

•	During the second quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $754,314.

•	During the second quarter of 2004 $471,215 of existing convertible debenture principal, along with $427,773 of convertible debenture accrued interest and $1,181,822 of payable debt was rolled into 2 convertible debentures. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $0.051. One debenture in the principal amount of $300,000 is held by a person not affiliated or related to the company and one debenture in the principal amount of $1,780,811 is held by Dunvegan Mortgage Corporation a company of which Veridien’s President & C.E.O. Mr. Sheldon Fenton is an officer and a director.

•	During the second quarter of 2004 246,986 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $15,242. The average price per share was $0.062.

•	During the first quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $244,214.

•	During the first quarter of 2004 we issued 2 convertible debentures for cash proceeds of $330,000. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates of $0.06.

•	During the first quarter of 2004 a Convertible Debentures with a principal balance of $25,000 (accrued interest waived) was converted into 500,000 shares of common stock.

•	During the first quarter of 2004 1,373,571 common shares were issued under the company’s S8 Registration Statement for legal and consulting services totaling $92,681. The average price per share was $0.067.

•	During the first quarter of 2004, as allowed under their agreement, the company repaid their accounts receivable factoring debt of $77,614 with the issuance of 1,552,272 common shares.

•	During the nine months ended September 30, 2004, accounts receivable increased by $303,623 to $373,946 from $70,323 at December 31, 2003. This increase can be attributed to increased sales levels.

•	During the nine months ended September 30, 2004, inventory increased by $83,705 to $209,205 compared with $125,500 at December 31, 2003. This increase can be attributed to increased sales levels.

•	We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies and service fees. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of November 9, 2004, we have cash of approximately $232,483 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending September 30, 2004:

Common Stock

At September 30, 2004, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the third quarter but were not issued until October 2004. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	During the quarter ended September 30, 2004 the Company did not repurchase any of its equity securities.

(e)	Not applicable.

Item 5.	Other Information

During third quarter 2004 Veridien entered into a distribution agreement with a multi-national pharmaceutical company with 500+ sales representatives expected to introduce, distribute and provide Viraguard Infection Control products initially to up to 36,000 physicians and their offices across the United States. This program commenced in the third quarter of 2004. This arrangement is an ideal method to promote and introduce Viraguard Infection Control products directly to thousands of end-user medical practitioners and their staff. To date, the program has generated over $450,000 in sales orders.

Item 6.	Exhibits and Report on Form 8-K

A.	Exhibits

(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Report on Form 8-K

There was 1 report on Form 8-K filed in the third quarter of 2004. This report was filed on August 18, 2004. The report disclosed a press release disseminated by Veridien and did not contain any financial statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date	November 15, 2004	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton Chief Executive Officer

Date	November 15, 2004	By	/s/ Rene A. Gareau

Rene A. Gareau ExecVice President & Secretary