Form 10KSB
period 2004-12-31
VERIDIEN CORP
filed 2005-03-31
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $1,606,154.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of March 11, 2005 of $0.0535, the aggregate market value of voting stock held by non-affiliates is $8,739,075.

As of March 11, 2005 227,564,973 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

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

As the Company’s Business Plan has evolved, the Company has experienced delays due to the requirements of the regulatory process. For example, in order to make a “kill” claim with respect to any specific pathogens for products under the jurisdiction of the EPA, the Company must:

1.	contact an approved testing laboratory and determine that an EPA guideline exists for testing of a product against that pathogen;

2.	if no protocol exists (e.g., with respect to Hepatitis B and Hepatitis C for the towelettes), the laboratory must work with the EPA to secure a guideline;

3.	the guideline is customized by the laboratory as a “protocol” for testing of the specific product;

4.	direct the laboratory to perform the necessary testing, which normally takes several weeks, and to prepare the written report in accordance with EPA guidelines, which typically takes several weeks more;

5.	the report, with required documentation, is sent to the EPA, where it undergoes preliminary review:

i)	if the submission is deemed to be in compliance, it is sent for scientific review, which takes 180 days; but

ii)	if the submission is not deemed to be in compliance it is returned to the Company for amendment;

6.	if, during the scientific review, errors and/or omissions are found in the submission, it is returned at the end of the 120-day period, and upon refiling, the 120-day period begins again;

7.	if, at the end of the 120-day period the EPA approves the “kill” claim, the EPA gives recommendations regarding label wording; and

8.	the Company then amends its label to comply with EPA requirements.

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
Staphylococcus aureus (MRSA), ATCC #33591
Virucidal:
Herpes simplex type 1, ATCC #VR260
HIV-1 (AIDS Virus)
Tuberculocidal:
Mycobacterium bovis (BCG)
Fungicidal:
Trichophyton mentagrophytes, ATCC #9533

CURRENT FOCUS

During 2004 we continued to focus our sales efforts on our Infection Control products. We expanded our product line to include five new products for the Infection Control market. These products are:

•	Viraguard® Heavy Duty Textured Wipes — rugged, roughened wipes designed for use in very rigorous and bloody environments such as ambulances and emergency rooms.

•	Viraguard® Medical Instrument Wipes — pocket size handy wipes for cleaning Stethoscopes, scissors, otoscopes, etc.

•	Viraguard® Telephone & Keyboard Wipes- for disinfecting office equipment, cellular phones and computers.

•	Water Cooler Cleaning Kits — special unscented formula for removal of bacteria, fungus and mold that can accumulate in water cooler equipment.

•	Viraguard® Toilet Seat Wipes –wipes which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians’ offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our Company.

During 2002, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continued throughout 2004.

In addition, we entered into a global distribution agreement with E.I. DuPont de Nemours and Company to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes and sales of these products in the Emergency Services and Industrial markets began in the second quarter of 2003.

In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America in 2002 and 2003 have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (i.e. Dupont) with a strong competitive advantage in 2005.

During 2003 we signed a supply contract with the American Red Cross. The original contract was renewed by the Red Cross for a further year (covering September 2004 – September 2005). Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for are: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products will be used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment.

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

In December 2004, Veridien engaged the services of Medical Strategies International, a medical marketing and consulting company whose expertise is the development of large scale contracts with Group Purchasing Organizations, Veterans Administration and Integrated Delivery Networks. These organizations collectively account for 85% of all hospital purchasing, representing more than $52 billion dollars of annual purchases across all sectors of the medical industry. Dennis Daar, Thomas Filer and Howard Lewis are the three senior executives of Medical Strategies International. Together they have over 80 years experience in placing medical devices and medical supplies in hospital purchasing groups. Medical Strategies International significantly extends our reach into the large medical markets in North America.

Veridien believes that our Viraguard® products, with their new Hepatitis and other kill claims, are now ready for entry into consumer markets. We are aggressively pursuing a strategy of establishing partnerships with major Consumer Packaged Goods companies to develop Viraguard® Infection Control products for sale in large retail chains (food stores, drug chains and mass merchandise chains). Veridien seeks an alliance with a major retail brand name that already has penetration into these retail chains. To that purpose, Veridien has retained Marc Pearl, an expert consultant in the development of retail branded name products. Mr. Pearl’s last position was National Sales Director at Reckitt Benckiser, manufacturer of Lysol® products. Mr. Pearl will be working with Veridien to establish retail marketing programs, retail product launches and to assist in negotiating business relationships with major Packaged Consumer Goods companies.

Employees – Our core team encompasses thirteen (13) people including employees, active Board members, and primary consultants.

We employ three persons, all of whom are full-time employees (1 Management & Finance, 1 Sales & 1 Administration/Regulatory. In addition, we also utilize ten (10) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.

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

MYCOSOL, INC. – Veridien’s Investment in Future Technology

In June 2004, we announced that we had entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While our focus is on anti-infectives –killing bacteria, mold, mildew, and viruses – through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.

Mycosol was founded in late 2002. The Company has a unique, proprietary, low-cost platform technology that it believes can safely and effectively prevent or treat microbial-induced and microbial-exacerbated problems.

Mycosol’s primary technology is based on M301 - an analog derivative of a drug compound originally developed by the pharmaceutical company, Burroughs Wellcome (BW), to orally treat diseases of the digestive system. Although found to be safe and efficacious in Phase III clinical studies, due to changes in corporate market strategies, the drug was never commercialized. More than a decade later, an internal research development project found M301 to also be a unique, safe, multi-active compound exhibiting potent, topical, anti-inflammatory (rivaling steroids), anti-fungal, anti-allergic, and anti-bacterial properties. But, as before, corporate re-prioritization of drug development projects again sidelined the technology.

Years later, Jeffrey Selph, the Project Manager for M301 at BW, opted for early retirement and subsequently formed Mycosol with medical industry executive and Co-Founder, Richard Klein, and VP of Business Development, Jim Hriso. These senior executives, with nearly 100 years of combined health sciences technology and market development experience, sought to create and develop an M301 technology platform and products targeted to a myriad of new, multi-billion dollar market applications. The Company is supported by a cadre of outside consultant experts and strategic alliance partners in the areas of biochemistry, chemical development, safety and efficacy testing, regulatory, marketing, and administrative services.

Mycosol acquired access to the original technical and preclinical database through a license with BW’s successor, GlaxoSmithKline, to use as a reference and for guidance in developing new, anti-inflammatory and anti-microbial applications for M301. Mycosol has since developed a broad technology platform, a large library of related compounds, expanded the safety and efficacy database, and filed for five U.S. patents and a world patent covering commercial applications in medical, veterinary, diagnostics, industrial, and agriculture. For example: further and recent testing of the lead compound, M301, and several analogs have shown them to be potent fungicidal (kills fungus) and fungistatic (prevents the growth of fungi) agents against a broad spectrum of yeast and mold. Some forms of yeast and mold are known to cause human infection and inherently produce a significant inflammatory response in the tissue or organ involved. Mycosol has identified several medical indications in dermatology, otolaryngology (ENT), and inflammatory bowel disease that are caused by fungi and/or allergic reactions to biomaterials and in which steroid-type drugs are currently the “gold standard” of treatment. These targets were selected because they represent very large market potential and because Mycosol believes that the M301 technology’s multi-activity can dramatically improve the level of care: palliative (faster reduction of itching and inflammation) and curative (kill fungi, allergens, and other infectives) and with fewer side effects (because they are not absorbed by the body). Mycosol can also leverage M301’s unique anti-fungal properties and the publics’ concern over mold-infiltrated buildings (a.k.a. “sick building” syndrome) to focus on ‘industrial market’ opportunities such as pre-treated construction materials, e.g., sheetrock, structural lumber, air filters, HVAC systems, etc. To help underwrite much of those anticipated development expenses and to provide for a future license revenue stream, Mycosol intends to form collaborative partnerships with companies, where applicable. The ‘medical’ and ‘agricultural’ opportunities are examples where the high cost of development and long and rigorous regulatory paths (FDA and EPA, respectively) would strongly suggest strategic alliances with companies specialized in those fields.

To help facilitate this overall “collaborative” strategy, Mycosol entered into a comprehensive strategic alliance with us (in June 2004) to jointly focus on both the burgeoning anti-microbial/anti-infectives market in which we currently participate, and other life science opportunities being developed around the M301 technology.

More recently, Mycosol’s ‘core technology’ efforts developed and validated the use of an M301 formulation as a unique staining reagent. Staining reagents are used extensively to study cell-based assays in laboratory research and development, an unregulated market. The proprietary M301 reagent formulation has demonstrated significant competitive advantages, which include: user safety, reagent stability, non-toxicity to cells, very quick absorption by cells, real-time and selective staining of the cell nucleus, and the ability to repeatedly stain living cells. Mycosol intends to commercialize its first new staining reagent products in 2005, and to explore licensing opportunities for the research laboratory market. In the not-too-distant future, Mycosol sees further development of a pipeline of staining reagent products based on the M301 library of analogs, as well as expansion into the similarly-sized, but FDA-regulated clinical diagnostics market.

The Infection Control Division

Competitive Advantage – In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are somewhat to very harmful to the skin and respiratory system and usually require gloves and other protection when being used. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and aids in the penetration of cell walls, as well as lowers flammability. Isopropyl alcohol/Isopropanol and propylene glycol combine to make the formulation more effective than alcohol alone. As well, the new Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant new competitive advantage in the marketplace.

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

Manufacturing –Our products are manufactured in various locations primarily by contract formulators and contract packagers.

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

Governmental Regulation – Those who develop products to control pests are subject to regulation under several Federal Laws. The products that are manufactured and sold by Veridien specifically come under the authority of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of August 3, 1996 and the Federal Food, Drug, and Cosmetic Act (FFDCA). FIFRA requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must register that product in every state that they intend to sell/distribute and pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.

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

Our antiseptic hand sanitizing products are regulated under the provisions of the FFDCA as carried out by the U. S. Food and Drug Administration (FDA). Antiseptic hand sanitizing products are classified as over the counter (OTC) pharmaceuticals and are regulated to a less stringent standard than prescription or otherwise controlled pharmaceutical products. The manufacture of OTC antiseptic hand sanitizers are subject to the review and inspection of the FDA and must be formulated, packaged, and handled in accordance with current Good Manufacturing Practices for Finished Pharmaceuticals (cGMP) as published and amended from time to time by the FDA. The Company contract manufactures and distributes these products in accordance with 21

CFR Parts 333 and 369 and respective monographs. Veridien Corporation’s establishment is registered with the FDA and a Labeler Code Number was assigned, permitting the Company to assign National Drug Code (NDC) numbers to our FDA regulated products. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA) using those NDC numbers.

The Healthy Lifestyles Division

This division is focused on new products for which we have obtained distribution/sales rights. Products in this division include our SunSwipe™ line and BugSwipe® product.

We adopted a new approach to marketing SunSwipe™ and BugSwipe® products during 2003 which we continue to pursue. We are developing Master Distributor Agreements with companies who have strong market penetration in specific areas. These include Emergency Services, Healthcare, Retail Mass Merchandise, Sporting Goods, Supermarkets, Convenience Stores, Industrial and Institutional sales channels. Master Distribution agreements allow us to take advantage of the Distributors’ extensive abilities to place products in these markets.

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

Compliance with Environmental Laws

We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2004, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states where the registered products are currently sold and/or distributed.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 2004 we leased approximately 2,600 square feet of office space in a building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782-6105. Our last lease commenced on January 1, 2003, at the rate of $1,625.00 per month and was for a period of 2 years expiring December 31, 2004. In addition to the rent, we paid 3.5% of the utilities and the real estate taxes, allocated to the percentage of the total building occupied by us. The building was sold in December 2004 and we are currently on a month-to-month lease while the party we sub-lease from negotiates more permanent terms with the new owners. We have contracted with North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is (727) 576-1611 and our website address is www.veridien.com.

We currently lease a postage meter and copier. We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, file cabinets, and miscellaneous equipment.

Patents, Trademarks and copyright material

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
VIRASCRUB® registered June 16, 1998, Trademark No. 2,166,503
VIRAGUARD® registered September 1, 1998, Trademark No. 2,186,559
VIRAGUARD® design registered February 20, 2001, Registration No. 2429809
BUGSWIPE® registered August 19, 2003, Trademark No. 2,753,718
SUNSWIPE® registered February 10, 2004, Trademark No. 2,811,976

The Company also has the following copyright property:
Assignment #3512-456 of SunSwipe Artwork & Images: registrations #VAu-548-398 & VAu-550-088

The Company also has trademark applications pending in the US:
SUNSWIPE, filed January 24, 2003, Application No. 76/484748
SIT SECURE filed July 31, 2003, Application No. 76/533712

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in 2004

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Bulletin Board under the stock symbol “VRDE.” The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2004 and 2003, the high and low bid and asked prices were as follows:

Quarter Ended	High Bid	Low Bid
December 31, 2004	$.065	.045
September 30, 2004	.108	.045
June 30, 2004	.09	.051
March 31, 2004	.09	.06

December 31, 2003	$.095	$.057
September 30, 2003	.095	.05
June 30, 2003	.11	.027
March 31, 2003	.043	.03

On March 11, 2005 the closing prices of the Company’s Common Stock were $0.052 bid and $0.055 asked, as quoted on the NASDAQ Bulletin Board.

Holders

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 5,589 (which includes an estimated 5,000 shareholders whose holdings are in street name).

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

At December 31, 2004 a total of 5,645,839 common shares had been issued to employees and consultants under this plan. In addition 2,000,000 stock options have been issued under this plan as follows:

	Number of	Weighted
	securities to be	average	Number of securities
	issued upon	exercise price	remaining available for
	exercise of	of outstanding	future issuance under equity
	outstanding	options,	compensation plans
	options, warrants &	warrants &	(excluding securities
	rights	rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2,000,000	$0.06	2,354,161

Total	2,000,000		2,354,161

The plan was designed to (i) compensate employees and consultants in lieu of cash and (ii) incentivize and compensate employees and consultants with stock options. The material features of the plan include the ability of the company, for a five year period commencing March 26, 2002, to issue shares and/or stock options in any combination thereof to a combined maximum of 10,000,000 common shares. No person or entity shall be issued more than $100,000 worth of stock and no more than $100,000 worth of options per year. Any options granted will have a 5 year expiration from their date of issuance and will have an exercise price of not less than 100% of the fair market value of the Company’s stock at the time the options are granted.

Sales of Unregistered Securities During Fiscal Year 2004

The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the fourth quarter of 2004 (all other issuances during fiscal 2004 have been previously reported in the Company’s Quarterly Reports on Form 10-QSB):

Common Stock

On December 22, 2003 the Registrant issued 3,225,806 shares of its common stock to a supplier in exchange for an Inventory deposit credit of $250,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Issuance of Convertible Debentures

On December 10, 2004 the Registrant issued a convertible debenture for cash proceeds of $50,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $ 0.051. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock Warrants

On December 31, 2004 the Registrant issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $0.07 and an expiry of 24 months, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the two years ended December 31, 2004 compared to the same periods of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Life Sciences and Anti-Infectives company incorporated in Delaware focusing on Infection Control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, and SUN PROTECTANT PRODUCTS.

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

The Company has incurred losses since its incorporation. At December 31, 2004, the Company had an accumulated deficit of $35,901,988. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations

Fiscal 2004 Compared With Fiscal 2003

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

	Year Ended		Percentage of
	December 31		net revenue
	2004	2003	2004	2003
Revenues	$1,606,154	$1,661,911	100%	100%
Cost of Revenue	675,927	948,215	42%	57%
Gross Profit	930,227	713,696	58%	43%

Operating Expenses
General & Administrative	923,255	1,238,098	57%	74%
Research & Development	163,512	101,838	10%	6%
Research & Development – VIE	325,000	-0-	20%	0%
(Loss) from Operations	(481,540)	(626,232)	(30)%	(38)%
Other Income (Expense) Net	(276,253)	(288,642)	(17)%	(17)%
Net (Loss) Before Taxes	(757,793)	(914,874)	(47)%	(55)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	(757,793)	(914,874)	(47)%	(55)%

Consolidated gross revenues for 2004 decreased by $22,258, or 1%, to $1,825,825 compared with $1,848,083 in 2003.

•	Gross revenue from licensing and service fees increased by $456,000 or 100% to $456,000 compared with $-0- in 2003. During 2004, the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned in 2004 reflects 400,000 HQNT restricted common shares which are reflected at December 31, 2004 at 50% of fair market value. Gross revenue from product sales decreased in 2004 by $511,757, or 31%, to $1,150,154 compared with $1,661,911 in 2003. The decrease in sales revenue was due primarily to a decrease in sales in the SunSwipe ™ line. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During 2004, the Company had a Realized Gain on Investments of $216,173, comprised of (i) sale of 703,369 H-Quotient, Inc. (HQNT) common shares for a net realized gain of $511,079; (ii) sale of 46,875 common share warrants for a realized gain of $51,094; and (iii) the write-down of investment in 400,000 common shares of restricted HQNT stock for a realized loss of $346,000. During 2003, the Company sold 876,000 H-Quotient, Inc. (HQNT) common shares and realized a net gain of $84,141.

•	During 2003, the Company reported some convertible debenture conversions incorrectly. The Company underreported interest expense by $206,537 and did not report an offsetting gain from debt extinguishments of $101,700. This adjustment (net $104,837) has been reflected in the 2003 consolidated financial statement comparatives.

•	Interest income for 2004 increased by $1,770, or 535%, to $2,101 compared to $331 in 2003. The increase in interest income is due primarily to an increase in cash on hand.

•	Dividend income for 2004 increased by $1,397, or 100%, to $1,397 compared to $-0- in 2003. The dividend income recorded is for 10,741 Healthnostics, Inc. (HNST) common shares which were received in December 2004 as a dividend. At December 31, 2004 the Company owned 10,741 HNST common shares and recorded them at fair market value. During 2004, the Company also received 18,001 restricted dividend common shares of H-Quotient, Inc. (HQNT). At December 31, 2004 the Company owned 418,001 restricted HQNT common shares and recorded them at an adjusted value of $108,793 which approximates 50% of fair market value. The Company also owned 301,506 unrestricted HQNT common shares and recorded them at fair market value at December 31, 2004.

Consolidated gross expenses for 2004 decreased by $179,339, or 6%, to $2,583,618 compared with $2,762,957 in 2003.

•	The cost of revenue for 2004 decreased as a percentage of total revenue to 42% in 2004 from 57% in 2003. The cost of goods sold from product sales for 2004 decreased by $282,691, or 30%, to $665,524 compared with $948,215 in 2003. The cost of goods ratio as a percentage of product sales increased to 58% in 2004 compared to 57% in 2003. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products. The Company has also increased pricing on some of their product line for 2005.

•	General, selling, and administrative expenses for 2004 decreased overall by $314,843, or 25%, to $923,255 compared with $1,238,098 in 2003. The decrease in general, selling and administrative costs was mostly attributable to a decrease in professional - legal, consulting, and accounting - service expenses for 2004 which decreased by 10% to $201,615 compared with $223,273 in 2003. Legal and consulting fees decreased by 18% while accounting fees increased by 32%. Additionally, there was a decrease in sales expenses for 2004 by 32% to $369,397 compared with $539,280 in 2003. The decreases in sales expenses were attributable to utilizing outside sales staff opposed to inside sales staff. Increases in general, selling and administrative costs were mostly attributable to an increase in administrative wages for 2004 by 34% to $138,754 compared with $103,828 in 2003. The increase in administrative wages reflects the increase in permanent staff from temporary services.

•	Research and development expenses for 2004 increased by $61,682, or 61%, to $163,512 compared with $101,830 in 2003. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Research and development – Variable Interest Entity (VIE) expenses, arising from our investment in Mycosol, Inc., for 2004 increased by $325,000, or 100%, to $325,000 compared with $-0- in 2003. In December 2003, the FASB issued revised FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that a Company that holds variable interests in an entity consolidate the entity if the Company’s interest in the variable interest entity (VIE) is such that the Company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. In such cases, the Company is the primary beneficiary of the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Effective June 7, 2004, the Company reached an understanding to create an alliance with an unrelated chemical and drug development company. The Company obtained the rights to acquire 37.5% of the company based on future purchase of preferred stock. The Company has no common stock equity ownership in the VIE at December 31, 2004. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses. The purpose of the VIE is to bring to market mutually beneficial products that utilize existing technologies of the Company and new technologies being developed by the VIE. It is anticipated that both the Company and the VIE will provide logistic support to each other. At December 31, 2004, the Company has advanced $470,000 of loans that are convertible into preferred stock of the VIE and has purchased $125,000 of preferred stock. These amounts as well as a $100,000 fee paid by the VIE to the Company for management services have been eliminated in consolidation. The accounts of the VIE that have been consolidated with the Company at December 31, 2004 are as follows:

Cash	$3,000
Inventory – raw materials	58,000
Property and equipment	14,000
Deposits and other	11,000
Patents – pending	118,000
Accrued expenses	(34,000)
Accumulated deficit	(70,000)

100,000
Elimination of fee paid by VIE	100,000
Research and development expenses	325,000

$525,000

Veridien accounts eliminated against VIE accounts consolidated:

Investment in preferred stock	$125,000
Notes receivable	470,000
Elimination of deficit in VIE	(70,000)

$525,000

•	Interest expense for 2004 increased by $59,307, or 15%, to $443,515 compared with $384,208 in 2003. The increase in interest expense was due primarily to additional Convertible Debenture holders in 2004 and interest continues to accrue on other various debts.

•	During 2004, the Company recognized a change in the market value of marketable equity securities of $52,409. At December 31, 2004, the Company owned 301,506 common shares of H-Quotient, Inc. (HQNT) and 10,741 common shares of Healthnostics, Inc. (HNST) with a fair market value of $167,225. During 2003, the Company recognized a change in the market value of marketable equity securities of $90,606. At December 31, 2003, the Company owned 660,300 common shares of H-Quotient, Inc. (HQNT) with a fair market value of $475,416.

•	Loss from Operations for 2004 decreased by $144,692, or 23%, to $481,540 compared to $626,232 in 2003. The decrease in loss from operations is primarily due to an overall decrease in the general, selling and administrative expenses in 2004.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2004 and December 31, 2003 we had working capital deficits of approximately $1,329,128 and $2,452,161 respectively. Our independent certified public accountants stated in their report on the 2004 and 2003 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These financings and equity placements are included in the following descriptions.

•	During the twelve months ended December 31, 2004 1,856,627 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $120,242 and included sales consulting services and legal services. The average effective price per share was $0.065.

•	During the fourth quarter of 2004 3,225,806 restricted common shares were issued to a supplier in exchange for an Inventory deposit of $250,000.

•	During the fourth quarter 2004 we issued 1 convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and a conversion rate of $0.051.

•	During the twelve months ended December 31, 2004, 94,627 common shares were issued under the company’s S-8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.063.

•	During the twelve months ended December 31, 2004 400,000 restricted common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.043.

•	During the second quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $754,314.

•	During the second quarter of 2004 $471,215 of existing convertible debenture principal, along with $427,773 of convertible debenture accrued interest and $1,181,822 of payable debt was rolled into 2 convertible debentures. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $0.051. One debenture in the principal amount of $300,000 is held by a person not affiliated or related to the company and one debenture in the principal amount of $1,780,811 is held by Dunvegan Mortgage Corporation a company of which Veridien’s President & C.E.O., Mr. Sheldon Fenton, is an officer and a director.

•	During the first quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $244,214.

•	During the first quarter of 2004 we issued 2 convertible debentures for cash proceeds of $330,000. These debentures carry interest rates of 10%, have terms of 3 years and have conversion rates of $0.06.

•	During the first quarter of 2004 a Convertible Debenture with a principal balance of $25,000 (accrued interest waived) was converted into 500,000 shares of common stock.

•	During the first quarter of 2004, as allowed under its agreement, the Company repaid its accounts receivable factoring debt of $77,614 with the issuance of 1,552,272 common shares.

During 2004, accounts receivable increased by $110,355 to $180,678 from $70,323 at December 31, 2003. This increase can be attributed to a number of orders which were received and shipped in the month of December 2004, including one large order for one of our multi-national customers.

During 2004, accounts payable and accrued expenses decreased by $769,901 to $1,303,145 from $2,073,046 at December 31, 2003. The decrease can mostly be attributed to a reduction in accrued interest debt by 18% and a reduction of accounts payable debt by 69%.

During 2004, inventory increased by 164% to $331,702 compared with $125,500 at December 31, 2003. The increase is mostly attributable to an increase in raw goods by 647% to $209,431 compared with $28,035 at December 31, 2003. At December 31, 2004 the Company had $46,436 of raw goods in work in process for completion of a large order to a multi-national customer and $15,115 of raw goods in work in process at a manufacturer for completion of three new products to be released in 2005. The consolidation of the Variable Interest Entity (VIE) resulted in an additional $58,000 of raw goods for the Company at December 31, 2004.

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

As of March 15, 2005, we have cash of approximately $470,978 and during April and May 2005, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have a material adverse effect on Veridien to compete effectively in the marketplace. Since the second quarter 2000, Veridien has been utilizing the services of four new contract fill manufacturers. One manufacturer handles

Veridien’s liquid products, another the canister products and the third and fourth the SunSwipe™ product line. We have also been able to identify alternative manufacturers for all of these products. Our contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

ITEM 7. FINANCIAL STATEMENTS

CARTER, CARTIER, MELBY & GUARINO, C.P.A.s, P.A. LOGO

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Veridien Corporation
Pinellas Park, Florida

We have audited the accompanying consolidated balance sheets of Veridien Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, changes in deficit in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Veridien Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with standards of the Public Accounting Oversight Board (United States).

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

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 18, 2005

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current Assets:
Cash	$126,027	$101,506
Accounts receivable – trade less allowance for doubtful accounts of $12,640 and $20,584, respectively	180,678	70,323
Inventory	331,702	125,500
Due from shareholder	—	69,764
Marketable equity securities, trading, at fair value (cost: 2004, $145,769 - 2003, $402,758)	167,225	475,416
Prepaid expenses and other current assets	67,587	63,637

Total current assets	873,219	906,146

Property and equipment:
Furniture and fixtures	424,898	409,211

	424,898	409,211
Less accumulated depreciation	397,250	385,731

	27,648	23,480

Other Assets:
Escrow deposit	110,000	—
Investment in variable interest entity	—	50,000
Investment in restricted stock, cost basis	108,793	—
Patents, less accumulated amortization of $506,077 and $500,967, respectively	176,305	63,415
Security deposits and other assets	11,000	1,625

	406,098	115,040

	$1,306,965	$1,044,666

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets - Continued
December 31, 2004 and 2003

	2004	2003
Liabilities and Deficit in Stockholders’ Equity
Current Liabilities:
Current capital lease obligations	$—	$6,022
Notes payable	289,347	878,845
Convertible debentures due	449,000	304,291
Accounts payable	275,504	890,596
Accrued compensation	8,480	2,692
Accrued interest	948,032	1,156,537
Other accrued liabilities	71,129	23,221
Customer deposits	160,855	62,064
Due to stockholders	—	34,039

Total current liabilities	2,202,347	3,358,307

Long term liabilities:
Convertible debentures	3,506,973	1,687,086

Total liabilities	5,709,320	5,045,393

Deficit in stockholders’ equity:
Undesignated Preferred Stock $.001 par value, 25,000,000 shares authorized
Convertible Redeemable Preferred Stock, $10 par value; 100,000 authorized, 6,000 issued and outstanding at December 31, 2004 and 2003	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at December 31, 2004 and 2003	175	175

Common Stock, $.001 par value; 300,000,000 shares authorized, 214,369,622 and 205,745,290 shares issued and outstanding at December 31, 2004 and 2003	214,370	205,745
Additional paid-in capital	31,203,689	30,856,150
Common Stock warrants	26,399	26,399
Accumulated deficit	(35,901,988)	(35,144,196)

	(4,397,355)	(3,995,727)
Stock subscriptions receivable	(5,000)	(5,000)

Total stockholders’ deficit	(4,402,355)	(4,000,727)

	$1,306,965	$1,044,666

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003
Revenues	$1,606,154	$1,661,911

Operating costs and expenses:
Cost of sales	675,927	948,215
General and administrative	923,255	1,238,098
Research and development	163,512	101,830
Research and development – VIE	325,000	—

	2,087,694	2,288,143

Loss from operations	(481,540)	(626,232)

Other income (expense):
Interest expense	(443,515)	(384,208)
Change in market value of marketable securities	(52,409)	(90,606)
Realized gain (loss) on investments	216,173	84,141
Gain on extinquishment of debt	—	101,700
Interest income	2,101	331
Dividend income	1,397	—

	(276,253)	(288,642)

Net loss before income tax	(757,793)	(914,874)

Income tax	—	—

Net loss	$(757,793)	$(914,874)

Net loss per common share	$(.0036)	$(.0048)

Net loss per common share before restatement	$(.0036)	$(.0038)

Weighted average shares outstanding	209,484,117	191,916,724

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2004 and 2003

	Convertible
	Redeemable	Series B	Number		Additional			Stock	Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Stock	Accumulated	Subscriptions	Equity
	Stock	Stock	Shares	Stock	Capital	Warrants	Deficit	Receivable	(Deficit)

Balances at January 1, 2003	60,000	175	183,274,887	$183,275	$29,842,331	$26,399	$(34,229,322)	$(5,000)	$(4,122,142)

Conversion of convertible debentures			15,660,763	15,661	684,797				700,458
Issuance of stock for services			1,409,640	1,409	50,385				51,794
Partial conversion of loan & security agreements			400,000	400	5,800				6,200
Issuance of stock for investment			5,000,000	5,000	95,000				100,000
Net loss							(737,037)		(737,037)

Balances at December 31, 2003 as previously reported	60,000	175	205,745,290	$205,745	$30,678,313	$26,399	$(34,966,359)	$(5,000)	$(4,000,727)

Correction of error:
Conversion of convertible debentures					104,837		(104,837)
Adjustment to realized gain					73,000		(73,000)

Balances at December 31, 2003 as restated	60,000	175	205,745,290	205,745	30,856,150	26,399	(35,144,196)	(5,000)	(4,000,727)

Conversion of convertible debentures			500,000	500	24,500				25,000
Exercise of warrants			1,000,000	1,000	29,000				30,000
Issuance of stock for debt repayment			1,552,272	1,552	76,062				77,614
Issuance of stock for services			5,572,060	5,573	217,977				223,550
Net loss							(757,793)		(757,793)

Rounding							1		1
Balances at December 31, 2004	60,000	175	214,369,622	$214,370	$31,203,689	$26,399	$(35,901,988)	$(5,000)	$(4,402,355)

See accompanying notes to the consolidated financial statements

Veridien Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net (loss)	$(757,793)	$(914,874)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	16,629	12,690
Stock issuances, warrants and options for services	223,550	51,794
Other, not affecting cash	(463,029)	(323,537)
Realized (gain) losses	(216,173)	(157,141)
Net unrealized (gain) losses on marketable securities	52,409	90,606
Proceeds from sale of marketable securities	998,528	546,744
Change in:
Accounts receivable	(110,355)	27,882
Inventories	(206,202)	101,188
Prepaid and other current assets	(3,950)	(1,084)
Other assets	(9,375)	—
Accounts payable and accrued expenses	370,494	330,713
Customer deposits	—	20,658
Due to stockholders	—	(67,701)
Escrow deposit	(110,000)	—

Total adjustments	542,526	632,812

Net cash (used) by operating activities	(215,267)	(282,062)

Cash flow from investing activities:
Purchase of investment – preferred stock	—	(50,000)
Purchases of property and equipment	(15,687)	—
Patent development	(118,000)	(50,000)

Net cash (used) by investing activities	(133,687)	(100,000)

Cash flow from financing activities:
Proceeds from convertible debentures	380,000	291,775
Net payment on capital leases	(6,022)	(5,150)
Net proceeds from borrowings	(503)	107,895

Net cash provided by financing activities	373,475	394,520

Net increase (decrease) in cash and equivalents	24,521	12,458

Cash and equivalents, beginning of year	101,506	89,048

Cash and equivalents, end of year	$126,027	$101,506

See accompanying notes to the consolidated financial statements.

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

The “Viral Control Technology, Inc.” from which the Company acquired its assets was created on August 3, 1989, by a reverse acquisition of a public shell called Valencia Enterprises, Inc., by a private company named Viral Control Technology, Inc. The original Viral Control Technology, Inc., was organized in Delaware on August 10, 1988, while Valencia Enterprises was organized in Utah on February 10, 1984. Valencia, which had changed its name to Viral Control Technology, Inc., after the reorganization, was re-domesticated in Delaware on December 14, 1990. The original private company, called Viral Control Technology, Inc., was organized by Paul L. Simmons and his wife.

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

The original agreement required the Company to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement is in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001. During 2004 and 2003, $-0- and $6,200 of the lender’s debt were converted into -0- and 400,000 common shares respectively, and -0- and -0- Series B preferred shares respectively.

2. Principles of Consolidation

The accompanying financial statements include the accounts of the company and its subsidiaries, each of which is wholly owned. Our Consolidated Financial Statements also include the accounts of any Variable Interest Entities (VIEs) where we are deemed the primary beneficiary, regardless of our ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

eliminated in our consolidated financial statements. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Statements of Financial Position as a liability.

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

4. Fair Value of Financial Instruments

The carrying amount of Cash and Cash Equivalents, Receivables and Accounts Payable approximate fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s investment in marketable securities is discussed under the caption “Marketable Equity – Securities, Trading” in this Note 8. The fair value of the Company’s debt is discussed in Notes F & G.

5. Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents. The Company’s Cash and Cash Equivalents are carried at fair market value and consist primarily of cash.

6. Accounts Receivable

The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

7. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2004, raw materials and finished goods amounted to approximately $209,431 and $122,271, respectively. At December 31, 2003, raw materials and finished goods amounted to approximately $28,035 and $97,465, respectively.

8. Marketable Equity – Securities, Trading

Marketable Equity – Securities, Trading the Company’s investments are comprised of common stock, and are carried at estimated fair value. The changes in the fair value unrealized gains and losses, are included in the statement of operations.

9. Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life. Major renewals, betterments and replacements are capitalized. Maintenance and repairs are charged to expense as incurred.

10. Patents

The Company capitalizes certain costs, primarily legal and other fees, related to patents. Accumulated costs are amortized over the estimated lives of the patents using the straight-line method, commencing at the time the patents are issued.

11. Loan Costs

Loan costs are amortized by the straight-line method over the term of the respective loans.

12. Investment in Preferred Stock – Cost Basis

During the fourth quarter of 2003, the Company invested $50,000 in preferred stock of an unrelated entity.

13. Revenue Recognition

Revenue is recognized on sales of products when title has transferred and services when performed.

14. Stock-Based Compensation

Compensation cost is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company is aware of the requirement and provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value based method had been applied in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

The Company believes that this information is insignificant due to the fact that its effect would be anti-dilutive due to continuing losses the Company is experiencing.

15. Asset Impairment

The Company is required to test it’s other assets and intangibles with indefinate useful lives for impairment on a periodic basis, which could have an adverse effect on the Company’s consolidated financial statements if these assets are deemed impaired.

16. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

17. Reclassification

Certain reclassifications have been made to the 2003 financial statements to be in conformity with the 2004 presentation.

18. Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. The weighted average shares outstanding were 209,484,117 and 191,916,724 for the years ended December 31, 2004 and 2003, respectively. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive.

NOTE B – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since inception, the Company has incurred losses of approximately $36 million, resulting primarily from research and development, sales and marketing, and administrative expenses being substantially in excess of sales revenue. The Company has a deficit in stockholders’ equity of $4.4 million, a deficit in working capital of $1.3 million and is experiencing a continuing cash flow deficiency.

For the year ended December 31, 2004, the Company’s operating activities resulted in cash outflows of $215,267. In addition, the Company used $118,000 for patent development and made a $15,687 addition to property and equipment. In order to fund these cash outflows, the Company received net proceeds of $380,000 from the sale of convertible debentures and received proceeds of $998,528 from the sale of some of the Company’s equity investments.

These proceeds, together with the cash balance at the beginning of the year, provided the Company’s cash needs, resulting in a net cash increase of $24,521 for the year ended December 31, 2004.

The Company plans to continue to liquidate its marketable securities and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2005. In addition, the Company plans to pursue additional cash through sales of convertible debentures.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company and that such operations will be profitable and provide adequate cash flows. Further, the ability of the Company to continue its operations and successfully defend itself against

NOTE B – REALIZATION OF ASSETS - CONTINUED

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

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued revised FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that a company that holds variable interests in an entity consolidate the entity if the company’s interest in the variable interest entity (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. In such cases, the company is the primary beneficiary of the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

Effective June 7, 2004, the Company reached an understanding to create an alliance with an unrelated drug development company. The Company obtained the rights to acquire 37.5% of the company based on future purchase of preferred stock. The Company has no common stock equity ownership in the VIE at December 31, 2004. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses.

The purpose of the VIE is to bring to market mutually beneficial products that utilize existing technologies of the Company and new technologies being developed by the VIE. It is anticipated that both the Company and the VIE will provide logistic support to each other.

At December 31, 2004, the Company has advanced $470,000 of loans that are convertible into preferred stock of the VIE and has purchased $125,000 of preferred stock. These amounts as well as a $100,000 fee paid by the VIE to the Company for management services have been eliminated in consolidation.

The accounts of the VIE that have consolidated with Veridien and subsidiaries at December 31, 2004 are as follows:

Cash	$3,000
Inventory – raw materials	58,000
Property and equipment	14,000
Deposits and other	11,000
Patents – pending	118,000
Accrued expenses	(34,000)
Accumulated deficit	(70,000)

100,000
Elimination of fee paid by VIE	100,000
Research and development expenses	325,000

$525,000

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES - CONTINUED

Veridien accounts eliminated against VIE accounts consolidated:

Investment in preferred stock	$125,000
Notes receivable	470,000
Elimination of deficit in VIE	(70,000)

$525,000

NOTE D – MARKETABLE EQUITY SECURITIES, TRADING

The Company owned 312,247 and 660,300 shares of marketable equity securities with a fair value of $167,225 and $475,416 at December 31, 2004 and 2003, respectively. During 2004, the Company sold 703,369 shares and realized a gain of $511,079. During 2003, the Company sold 876,000 shares and realized a net gain of $84,141.

On December 27, 2004, the Company exchanged warrants in the VIE (See Note C) for accrued interest owed to an unrelated person. This transaction resulted in a realized gain of $51,094.

NOTE E – INVESTMENT IN RESTRICTED STOCK

At December 31, 2004, the Company incurred a realized loss of $346,000 due to a permanent writedown of its investment in the restricted shares of H-Quotient, Inc. At December 31, 2004, the Company owns 418,001 shares of restricted common stock with an adjusted value of $108,793 which approximates 50% of fair value.

NOTE F – NOTES PAYABLE

In October 1995, the Company secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2004 and 2003, the holder converted $-0- and $6,200 of debt into -0- and 400,000 common shares and –0- and -0- Series B preferred shares, respectively. Originally the loan agreement granted the lender warrants to purchase 51% of the Company’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by the assets and intellectual properties of the Company and its subsidiaries and requires semi-annual payments of interest only with the entire principal balance due January 10, 2006. As of December 31, 2004, the remaining principal balance outstanding was $243,342, and $210,800 of interest has accrued under the agreement.

During 2003, the Company received a short term loan in the amount of $75,000. This loan was due on demand with a stated interest rate of 10% per annum and there remained $75,000 outstanding at December 31, 2003.

At December 31, 2003, the Company owed $472,326 as a result of the conversion of an account payable. The note carries interest at 10% per annum and is due on demand. This note was converted into a convertible debenture during 2004.

NOTE G – CONVERTIBLE DEBENTURES

During 2004 and 2003, the Company received $380,000 and $291,775, respectively of proceeds from the sale of convertible debentures. Interest is accrued at a rate of 8 - 10% per annum, compounded in full, with various maturities from January 2005 to December 2007. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.

Maturities of convertible debentures for the next three years are as follows:

2005	$449,000
2006	$1,046,162
2007	$2,460,811

NOTE H – COMMITMENTS AND CONTINGENCIES

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

During 2004 and 2003, the Company leased office and warehouse facilities for $1,625 per month under a lease that expired December 31, 2004. The building was sold in December 2004 and the Company is currently on a month-to-month lease at the previous rates while the party they sublease from negotiates more permanent terms with the new owners. Rent expense was approximately $19,093 and $19,500 for 2004 and 2003, respectively.

NOTE I – CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, the Company prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2004, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2004 or 2003. At December 31, 2004, preferred stock dividends in arrears totaled approximately $60,000.

NOTE J – SERIES B CUMULATIVE PREFERRED STOCK

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

NOTE K – STOCK WARRANTS

During 2004, 1,000,000 warrants issued under the terms of a consulting contract were exercised at the price of $0.03 for proceeds of $30,000 to the Company. In addition, during 2004, 1,000,000 warrants were issued under the terms of a consulting contract at an exercise price of $0.07 and 250,000 warrants expired.

During 2003, 500,000 warrants were issued under the terms of an employment contact at an exercise price of $.08 and 1,000,000 warrants were issued under the terms of a consulting contract at an exercise price of $.05. In addition, during 2003, 5,604,539 warrants expired.

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

NOTE K – STOCK WARRANTS – CONTINUED

The Company has no formal plans with regards to the issuance of stock warrants. Periodically, the Company may issue warrants to an employee or vendor. The warrants are typically issued with an exercise price equal to fair value at issuance and are typically vested immediately.

Warrants issued and exercised are summarized as follows:

		Exercise
		Price
Common Stock	Warrants	Range
Outstanding at January 1, 2003	22,044,546	.001 - .20
Granted	1,500,000	.05 - .08
Expired	(5,604,539)	.08 - .20
Loan & Surety Agreement Conversion	(400,000)	.016

Outstanding at December 31, 2003	17,540,007	.001 - .20

Granted	1,000,000	.07
Expired	(250,000)	.20
Exercised	(1,000,000)	.03

December 31, 2004	17,290,007	.001 - .07

Effective December 31, 1997, the Board of Directors created the Series B Cumulative Preferred Stock (as discussed in Note J) and issued 245,344 warrants for this Preferred Stock to the lender under the Loan and Security Agreement to replace 4,916,720 common stock warrants already issued to them. The warrants expired on November 18, 2000, and have been extended through January 10, 2006 and have a $10 exercise price. During 2004 and 2003, none of these warrants were exercised by the holder. At December 31, 2004, 27,451 of these warrants are still outstanding.

Preferred warrants issued and exercised are summarized as follows:

			Equivalent #
			Common Shares
	Preferred	Preferred	on Preferred
	Share	Exercise	Share
	Warrants	Price	Conversion
Outstanding at December 31, 2003	27,451		550,121

Outstanding at December 31, 2004	27,451		550,121

Series B	27,451		550,121

NOTE L – INCOME TAXES

There is no income tax provision for the years ended December 31, 2004 and 2003 due to net operating losses for which no benefit is currently available. The Company has net operating loss carryforwards of approximately $22,400,000 at December 31, 2004, available to offset future taxable income from 2005 through 2025.

The Company has determined that in 1995 a change of ownership occurred as defined in the Internal Revenue Code 382 and related Treasury Regulations. After elimination of net operating loss carry forwards of approximately $10,920,000, the Company has approximately $22,407,000 remaining net operating loss carry forwards.

A reconciliation of income tax expense at the federal statutory rate of 35% to actual tax expense is as follows:

Years ended December 31,	2004	2003
Income taxes (benefit) at federal statutory rates	$(263,000)	$(320,200)
Losses in VIE not included in consolidated return	148,800	—
Increase in valuation allowance	114,200	320,200
Other	—	—

Income tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets
Net operating loss carryforwards	$7,840,100	$7,847,000
Permanent writedown of investment not recognized for tax	121,100	—

Deferred tax assets	7,961,200	7,847,000

Less valuation allowance	(7,961,200)	(7,847,000)

Deferred tax assets, net of valuation allowance	$—	$—

NOTE M – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest amounted to $562 and $1,309 for 2004 and 2003, respectively.

During 2004, the Company issued 500,000 common shares in conversion of convertible securities in the amount of $25,000; 1,000,000 common shares for the exercise of warrants with cash proceeds of $30,000; 3,225,806 to one of the Company’s contract manufacturers for a deposit of $80,645 which can be used for future inventory purchases; 1,552,272 common shares to extinguish debt of $77,614; and 2,351,254 common shares in exchange for services of $143,295. The Company issued $2,080,811 of convertible debentures (Note G) in exchange for $472,387 of existing notes payable, $549,714 of accounts payable, $587,495 of accrued interest and $471,215 of existing convertible debentures.

During 2003, the Company issued 14,101,323 common shares in conversion of convertible securities in the amount of $630,709; 1,559,440 common shares in exchange for interest of $69,749; 5,000,000 common shares in exchange for marketable securities of $100,000 (which were subsequently sold for net proceeds of approximately $144,142); and 1,349,640 common shares in exchange for services of $51,794.

During 2003, the Company received 1 million shares of marketable securities in exchange for $581,322 of product sales. (See Notes D and N)

During 2004, the Company received 400,000 restricted shares of H. Quotient, Inc. in exchange for $456,000 of licensing and service fees provided.

NOTE N – RELATED PARTY TRANSACTIONS

The Company has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which the Company’s President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 2004 and 2003, the Company utilized the services of a management company which has as its senior director and officer the individual who serves as the Company’s President/CEO and a director to assist with administrative and organizational functions of the Company. The Company incurred expenses of $150,122 and $122,770 in 2004 and 2003, respectively for professional services and related costs. At December 31, 2004, these fees remain unpaid in the amount of $31,573 and are included in accounts payable.

During the fourth quarter 2003, a company which has as its senior officer and director the individual who serves as the Company’s President /CEO and a director, advanced a short term loan in the amount of $75,000 to the Company. This loan with interest accrued at 10% was repaid during the first quarter of 2004.

During 2004, the Company utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate and sales functions. Compensation in cash of $30,000 and 400,000 common shares were paid.

NOTE O – CONCENTRATION OF RISK

Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

Sales of the Company’s products are concentrated among specific customers.

During 2004, the Company recorded sales from six customers which comprise 73% of total sales and range from 2% to 40 % each.

During 2003 the Company recorded sales from eight customers which comprise 75% of total sales and range from 2% to 35% each. Thirty-five percent of sales were exchanged for marketable securities (See Note D).

NOTE P – PRIOR PERIOD ADJUSTMENT

In 2003, the Company reported some convertible debenture conversions in error. The Company underreported interest expense by $206,537 and did not report a gain from debt extinguishment of $101,700.

In 2003, the Company overstated a realized gain on sale of marketable securities by $73,000 which should have been credited to additional paid in capital.

These corrections have been reflected in the 2003 consolidated financial statements and added an additional loss of $177,837 to the 2003 net loss.

NOTE Q – SUBSEQUENT EVENTS

On February 28, 2005, the Company amended its previously reported agreement with Mycosol, Inc. and Mycosol’s three founding shareholders (see Form 10-QSB June 30, 2004) by increasing the maximum Series A Preferred Stock subscription amount available to the Company from $1,500,000 to $1,875,000.

On February 28, 2005, the Company exercised its option with Mycosol, Inc. and their three founding shareholders to exchange 6,000,000 shares of its common stock (issued to the three founding shareholders of Mycosol) for 687,500 shares of Mycosol common stock.

On March 7, 2005, an unrelated third party, participating with the Company as permitted under the Company’s agreement with Mycosol, Inc. and their three founding shareholders acquired 458,333 shares of the common stock of Mycosol, Inc. from the Company. The Company agreed with the unrelated third party to permit such third person at their option to (i) exchange until December 31, 2005 their 458,333 common shares of Mycosol, Inc. for 9,803,992 common shares of the Company; or if not so exchanged (ii) commencing January 1, 2007 for a period of 3 months after notice by the Company, to Put to the Company 229,167 common shares of Mycosol, Inc. for $250,000 payable in cash or the Company’s common stock at the Company’s option.

On March 8, 2005, the Company acquired from Mycosol a further 250,000 shares of its Series A Preferred Stock for $250,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Carter & Cartier P.A., CPA’s, now named Carter, Cartier, Melby & Guarino, C.P.A.s, P.A., who have audited our financial statements for the previous seven (7) fiscal years ended December 31, 1997 to 2003, have audited our financial statements for the current fiscal year ended December 31, 2004. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Name	Age	Position
Russell D. Van Zandt	64	Chairman of the Board of Directors

Rene A. Gareau	63	Vice Chairman of the Board of Directors/
		Corporate Secretary

Sheldon C. Fenton	53	President and CEO/Director

Alfred A. Ritter	61	Director

Richard Klein	60	Director

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

ALFRED A. RITTER was first named to the Board of Directors on March 26, 1993. Mr. Ritter has been the co-owner and director of EXPORATLAS, Lisbon, Portugal since 1981. The company is an import/export firm involved in the paper and pulp industry. Since 1996, Mr. Ritter has been the owner and director of TEOTONIO INVESTMENTS, a commercial real estate and project development company based in Vaduz, Liechtenstein. Additionally, since 1996, Mr. Ritter has been co-owner and director of EUROVENTOS, which is developing alternative energy sources in Portugal, France, Germany and Austria. Mr. Ritter has held positions with Credit Suisse in Zurich, Switzerland, the Bank of London and South America, in London, England, and Lloyd’s Bank Ltd. in New York City.

RICHARD KLEIN was named to the Board of Directors on June 23, 2004. Mr. Klein is a Co-Founder, Chairman, and Chief Executive Officer of Mycosol, Inc., an early-stage chemical and pharmaceutical development company. He is a 28-year veteran of the healthcare industry, having served in a general management capacity at both large and small (early-stage) companies. From July 1998 through the sale of his company in December 2002, Mr. Klein was President, CEO, and a member of the Board of Directors of ArgoMed, Inc., a company whose thermotherapy technology was used to treat diseases of the prostate. Between January 1993 and June 1998, Mr. Klein held several executive positions – President, Chief Operating Officer, Executive Vice President, and Director – of Angiosonics, Inc., a therapeutic ultrasound company. Previously, Mr. Klein was Vice President and General Manager of the Edward Weck Company, a surgical instrument and implant subsidiary of Bristol-Myers Squibb. Mr. Klein also served as an executive with C.R. Bard, Inc., for 14 years, ten as President of the Bard Medsystems Division, a recognized leader in drug delivery systems. During his career, Mr. Klein has led some significant product development efforts and market introductions, including: balloon angioplasty, patient controlled analgesia (PCA), the Mini-Infuser and “Smart” Pump delivery systems, minimally invasive surgery (laparoscopy), endometrial and prostatic ablation by thermotherapy, and ultrasound thrombus ablation. He holds both a BS and an MS in Engineering from Northeastern University, an MBA from Babson College, and was the subject of a Harvard Case Study on intrapreneurs – i.e., entrepreneurs who work in large companies – which was featured in a 1988 business text, General Managers In Action, by Francis Joseph Agular. He also holds numerous patents, issued or pending, in medical devices.

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

Compliance with Section 16(A) of The Exchange Act

All of our officers, directors and beneficial owners were in compliance with Section 16(A) during fiscal year 2004.

Scientific Advisory Board

Prior to October 2001 we relied upon informal contacts and relationships for general scientific advice in connection with our research and development. In October 2001, in order to have a more structured arrangement, we formed a Scientific Advisory Board including:

JEFFREY L. SELPH, B.S., Veridien’s Chief Scientific Officer is currently a co-founder and the President & CSO of Mycosol Inc., a biochemical development company and has over 31 years experience in the pharmaceutical industry at Burroughs Wellcome, GlaxoWellcome and GlaxoSmithKline. He held leadership positions in various facets of drug discovery and drug development areas and was the project leader for four drug development projects and was the research representative to two international development programs. Jeff has co-authored over 50 publications and abstracts and authored three issued patents and six patents pending. In addition to his expertise in pharmaceutical development, Jeff has significant experience and knowledge in anti-infective/anti-microbial agents and technologies.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2004 there were four meetings of the Board of Directors. All current directors attended all meetings except for Mr. Ritter who attended three of the meetings and Mr. Klein who attended two of the meetings (all meetings since his appointment to the Board in June 2004).

Compensation of Management

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated (see footnote 1). Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal					Other
Position	Year	Salary		Bonus	Compensation
Sheldon C. Fenton, President & CEO	7/98-Present	-0-	[2]	-0-	-0-

Kenneth J. Chester, former COO	2003	-0-		-0-	$17,688	[3]

Except for Mr. Chester’s shares of Common Stock, none of the named persons has received stock options or other such non-cash compensation.

[1]	During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors. This Agreement was renewed for fiscal 2005 in December 2004. See details in Item 12 Certain Relationships and Related Transactions.

[2]	Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2004 these fees remain unpaid in the amount of $31,573 and are included in accounts payable.

[3]	Mr. Chester received 660,000 shares of restricted Common Stock, having an assigned value of $17,688, during 2003 in full and final settlement of all obligations to him under his employment contract with the Company.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:

1.	The management of the Company is limited to three (3) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 11, 2005, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 11, 2005, there were 227,564,973 shares issued and outstanding of record, as well as 94,702,946 shares issuable in the event of the conversion of the $3,955,972 of Convertible Debentures outstanding and the $737,232 of interest thereon as of December 31, 2004.

	Shares of		Percentage
	Common		as of
Name and Address of Beneficial Owners	Stock		03/11/2005[1]
Sheldon C. Fenton	60,301,223	[2]	26.5%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario M4P 3B5

Rene A. Gareau	125,000		0.05%
603 Sarasota Quay
Sarasota, Florida 34236

Dunvegan Mortgage Corporation	59,918,223	[3]	26.3%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware 19899

Russell D. Van Zandt	1,091,560		0.48%
100 Beach Drive NE, Suite 1002
St. Petersburg, Florida 33701

Alfred A. Ritter	0		—
Rua Baronesa DeBeck 130
Malveira Da Serra
3755-153 Alcabideche, Portugal

Richard B. Klein	2,700,000		1.19%
107 Marseille Place
Cary, North Carolina 27511

H. Quotient Inc.	18,175,854		7.99%
(& subsidiary Quotient Capital Corp.)
8150 Leesburg Pike, Suite 503
Vienna, VA 22182

Milfen Limited	1,594,014	[4]	0.7%
33 Jackes Avenue, #303
Toronto, Ontario
M4T 1E2

All Directors and Officers	64,217,783		28.2%
as a Group (5 persons)

[1]	Based on 227,564,973 shares issued and outstanding as of March 11, 2005.

[2]	Includes Mr. Fenton’s direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 37,585,209 shares issuable in the event of conversion of the $1,780,811 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $136,035 of interest thereon as of December 31, 2004. For informational purposes, also does not include 15,730,128 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned (in 1998) to 1192615 Ontario Limited et al and in which he disclaims any beneficial interest. For informational purposes, does not include holdings of his adult daughter including (i) 2,509,804 shares and (ii) the 3,677,514 shares issuable in the event of conversion of the $90,000 Convertible Debenture (principal) and $36,786.37 of interest thereon as of December 31, 2004; in which he disclaims any beneficial interest. For informational purposes does not include holdings of his adult son, including (i) 2,879,477 shares and (ii) the 4,614,612 shares issuable in the event of conversion of the $95,000 of Convertible Debentures (principal) and $36,210.09 of interest thereon as of December 31, 2004; in which he disclaims any beneficial interest. For informational purposes does not include holdings of Milfen Limited, a Corporation owned by Mr. Fenton’s mother, in which he disclaims any beneficial interest.

[3]	Includes 37,585,209 shares issuable in the event of conversion of the $1,780,811 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $136,035 of interest thereon as of December 31, 2004. Does not include 154,163 shares of Series B Preferred Stock.

[4]	Does not include 18,197,191 shares issuable in the event of conversion of the $599,096 of Convertible Debentures [principal] owned by Milfen Limited and the $228,866 of interest thereon as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DUNVEGAN MORTGAGE CORPORATION

Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company’s President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2004, Dunvegan Mortgage Corporation continued to hold 154,163 shares of Series B Preferred Stock (88.5%), 22,333,014 shares of our Common Stock (9.8%), Convertible Debentures (funded 1996-2004) in the principal amount of $1,780,811 (100%), and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share (100%).

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

935934 ONTARIO LTD.

During late 2001, 935934 Ontario Ltd., a company of which Sheldon C. Fenton is an officer and director, purchased $480,000US (plus accrued interest) of the accounts receivable owed for inventory by The SunSwipe Corporation L.L.C. (a wholly owned subsidiary of Veridien) to Norpak Manufacturing Inc. During 2004 935934 Ontario Ltd.assigned their interest in these monies to Dunvegan Mortgage Corporation and a third party non-related party, who subsequently agreed to transfer these monies to 3 year Convertible Debentures.

Tanlon Management Services, Inc.

During fiscal years from 1999-2004 we utilized the services of Tanlon Management Services, Inc., a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each of 1999, 2000, 2002, 2003 and 2004 and $90,000 for 2001 (for which the $30,000 due for the 4th quarter was waived). These fees are intended to cover the salaries and costs of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. In addition to the accrued indebtedness for services, the Company owes Tanlon an additional monies for advanced expenses for related travel, courier/express deliveries, and telephone costs. At January 2004 these fees and expenses remained unpaid in the amount of $549,714 and during April 2004 Tanlon assigned these monies to Dunvegan Mortgage Corporation, who agreed to transfer these monies to a 3 year convertible debenture.

At December 31, 2004 these fees and expenses for 2004 remain unpaid in the amount of $31,573 and are included in accounts payable.

MILFEN LIMITED

During fiscal year 2003, Milfen Limited otherwise divested itself of $75,000 of debenture principal (and interest accrued thereon) to other parties. Milfen Limited is a Canadian corporation controlled by the mother of Mr. Shelley Fenton, our President and CEO.

RUSSELL VAN ZANDT

During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors of the Company. Under this agreement, Mr. Van Zandt provided one-half of his time in consulting services to Veridien for the period from October 1, 2003 to December 31, 2004. He was compensated via a payment of $2,500 per month, a grant of 100,000 restricted shares per quarter (beginning in 2004) and sales commissions of 10% (to a maximum of $100,000) on new business generated for the Company by his direct efforts. In December 2004 the Board authorized the renewal of this Agreement, under the same terms, for a further one year to December 31, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

No.	Description of Exhibit
* 3.1	Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated June 4, 1991

* 3.2	Restated Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated September 13, 1991

* 3.3	Certificate of Amendment of Restated Certificate of Incorporation – November 6, 1991

* 3.4	Bylaws of Veridien Corporation – 1998 as amended to date

* 3.5	Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock – Dated September 11, 1998

* 3.6	Certificate of Designation – Dated April 3, 1995

* 3.7	Certificate of Amendment to the Certificate of Incorporation – Dated February 16, 1996

* 3.8	Certificate of Amendment of Restated Certificate of Incorporation

* 3.9	Certificate of Amendment of Certificate of Incorporation - Dated May 27, 2002

* 4.1	Debenture Sample

* 4.2	General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.3	Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.4	General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.5	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – I – Dated October 19, 1995

* 4.6	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – Series II – Dated October 19, 1995

* 4.7	Warrant to purchase Common Stock Series I and Series II – Dated December 12, 1995

* 4.8	Common Stock Purchase Warrant: $0.135 per share – Dated June 10, 1998

* 10.1	Building Lease

* 10.2	Canadian Licensing Agreement – Dated February 28, 1998

* 10.3	Contract Fill and Sub-lease Agreement with Horizon Pharmaceuticals, Inc. – Dated August 1, 1998

* 10.4	Trademark – Virahol

* 10.5	Trademark – Viraguard

* 10.6	Trademark – Viragel

* 10.7	Trademark – Vira- CD7

* 10.8	Australian Patent No. 667,930/Sterihol

No.	Description of Exhibit
* 10.9	Australian Patent No. 628,932/Virahol

* 10.10	Canadian Patent No. 1,337,329/Virahol

* 10.11	Mexican Patent No. 185,884/Virahol

* 10.12	U.K. Patent No. 2,294,639/Virahol

* 10.13	U.K. Patent No. 2,245,171/Virahol

* 10.14	U.S. Patent No. 5,405,602/Sterihol

* 10.15	U.S. Patent No. 5,145,663/Virahol

* 10.16	U.S. Patent No. 5,441,723/Virahol

* 10.17	U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical Sterilant

* 10.18	New Zealand Patent No. 269,419/Virahol

* 10.19	Employment Agreement with Paul Simmons

* 10.20	Employment Agreement with Andrew T. Libby, Jr.

* 10.21	Norpak Manufacturing Inc. Agreement

* 10.22	Consulting Agreement with Kenneth J. Chester

* 10.23	Option Agreement re: Purchase of SunSwipe, Inc.

* 10.24	Consulting Agreement with Robert P. Belling

* 10.25	Scott R. Dotson Agreement

* 10.26	Trademark – Veridien

* 10.27	Australian Patent No. 695,346/Virahol (DSII)

* 10.28	U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

* 10.29	U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

* 10.30	U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

* 10.31	U.S. Patent No. 5,985,929/Cold Chemical Sterilant

* 10.32	Canadian Patent No. 2,166,810/Virahol (DSII)

* 10.33	Trademark and Design – Viraguard

* 10.34	Employees & Consultants Compensation and Stock Option Plan

* 10.35	Consulting Agreement with Russell Van Zandt

* 10.36	Agreement with Mycosol, Inc.

* 21.1	Subsidiaries

* 21.2	Subsidiaries (as of December 31, 2000)

* 21.3	Subsidiaries (as of December 31, 2001)

* 21.4	Subsidiaries (as of December 31, 2002)

* 21.5	Subsidiaries (as of December 31, 2003)

No.	Description of Exhibit
21.6	Subsidiaries (as of December 31, 2004)

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit previously filed.

Reports on Form 8-K

There were 2 reports on Form 8-K filed in 2004. One was filed on April 1, 2004 and the other on August 18, 2004. Both reports were disclosing press releases disseminated by Veridien and neither report contained any financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountant is Carter, Cartier, Melby & Guarino, C.P.A.s, P.A. They have been the Company’s principal accountant since the Company’s fiscal year ended December 31, 1997.

On December 20, 2004, the Company’s Audit Committee unanimously approved the engagement of Carter, Cartier, Melby & Guarino for the audit of the Corporation’s December 31, 2004 year-end financial statements.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings were: 2004 - $38,712 and 2003 - $33,795.

AUDIT-RELATED FEES

No other audit-related fees were billed by the Company’s principal accountant in either of 2004 or 2003 except those disclosed under Audit Fees above.

TAX FEES

The aggregate fees billed for each of the last two fiscal year for professional services rendered by the Company’s principal accountant for tax related items were : 2004 - $4,600 and 2003 - $4,600. The only services provided under this caption were preparation of the Company’s annual tax return.

ALL OTHER FEES

No other fees were billed in either 2004 or 2003 by the Company’s principal accountant, except those disclosed above.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton, C.E.O.	, President
Sheldon C. Fenton, C.E.O.

Date	March 31, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton, C.E.O.
Sheldon C. Fenton, C.E.O.

Date	March 31, 2005

By	/s/ Russell D. Van Zandt, Chairman of the Board of Directors
Russell D. Van Zandt, Chairman of the Board of Directors

Date	March 31, 2005

By	/s/ Rene A. Gareau, Vice Chairman of the Board of Directors

Rene A. Gareau, Vice Chairman of the Board of Directors

Date	March 31, 2005