Form 10QSB
period 2005-03-31
VERIDIEN CORP
filed 2005-05-31
CIK 1064011

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 227,820,898 shares of common stock, par value $0.001 were outstanding at May 9, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

		Pages
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	17

Item 5.	Other Information	18

Item 6.	Exhibits and Report on Form 8-K

	(a) Exhibit 10.37 – Investment Agreement – Mineola Holdings Corporation, Veridien Corporation and Mycosol, Inc	19

	(b) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

	(c) Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

	(d) Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

	(e) Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19
EX-10.37: INVESTMENT AGREEMENT
EX-31.1: SECTION 302 CERTIFICATION OF CEO
EX-31.2: SECTION 302 CERTIFICATION OF CFO
EX-32.1: SECTION 906 CERTIFICATION OF CEO
EX-32.2: SECTION 906 CERTIFICATION OF CFO

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(Unaudited) March 31, 2005	(Audited) December 31, 2004
Current assets:
Cash	$546,359	$126,027
Marketable securities	136,483	167,225
Accounts receivable, net of allowance of $21,640 and $12,640	102,345	180,678
Inventory	358,265	331,702
Prepaid expenses and other current assets	44,002	67,587

Total current assets	1,187,454	873,219

Property and equipment, net of accumulated depreciation of $408,908 and $397,250	25,794	27,648
Other assets:
Non-current portion of marketable securities	110,000	108,793
Patents, net of accumulated amortization of $507,355 and 506,077, respectively	191,105	176,305
Goodwill	410,000	110,000
Security deposits	8,000	11,000

Total Assets:	$1,932,353	$1,306,965

Veridien Corporation
and Subsidiaries

Consolidated Balance Sheets – Continued

March 31, 2005 and December 31, 2004

	(Unaudited) March 31, 2005	(Audited) December 31, 2004
Liabilities and Deficit in Shareholders’ Equity

Current liabilities:
Note payable	190,187	289,347
Current portion of convertible debentures	628,291	449,000
Accounts payable	397,508	275,504
Accrued liabilities	859,742	1,027,641
Customer deposit	160,855	160,855

Total current liabilities:	2,236,583	2,202,347
Long term liabilities:
Convertible debentures	3,527,682	3,506,973

Total liabilities:	5,764,265	5,709,320

Minority interest	570,061	-0-

Shareholders’ deficit:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at March 31, 2005 and December 31, 2004	60,000	60,000
Series B preferred stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at March 31, 2005 and December 31, 2004	175	175
Common stock — $.001 par value; 300,000,000 shares authorized, 227,820,898 and 214,369,622 issued and outstanding at March 31, 2005 and December 31, 2004	227,821	214,370
Additional paid-in capital	31,631,626	31,225,088
Accumulated deficit	(35,901,988)	(35,144,195)
Current period profit/(loss)	(419,607)	(757,793)

Total shareholders’ deficit:	(4,401,973)	(4,402,355)

Total Liabilities and Shareholders’ Deficit:	$1,932,353	$1,306,965

Veridien Corporation
and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

For the three months ended
March 31, 2005 and March 31, 2004

	March 31, 2005	March 31, 2004
Revenue	$317,378	$577,069

Operating costs and expenses:
Cost of revenue	226,104	84,465
General, selling, and administrative	261,962	249,365
Research and development	249,587	41,881

	737,653	375,711

Other income (expense):
Interest expense	(121,334)	(98,824)
Realized gain (loss) on investments	-0-	(8,445)
Unrealized gain (loss) on investments	(30,741)	295,402
Interest income	444	269

	(151,631)	188,402

Net income (loss) before minority interest	(571,906)	389,760

Minority interest in Mycosol loss	152,299	-0-

Net income (loss)	$(419,607)	$389,760

Net income (loss) per common share	($0.002)	$0.002

Weighted average share outstanding	225,734,619	207,275,534

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(419,607)	$389,760
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	11,658	4,699
Stock issuances for services	6,600	99,481
Revenue - non-cash (stock)	—	(456,000)
Realized (gains) losses on marketable securities	—	8,445
Unrealized (gains) losses on marketable securities	30,741	(295,402)
Proceeds from sale of marketable securities	—	244,214
Minority interest	(152,299)	—
Changes in
Marketable securities	(1,206)	—
Accounts receivable	78,333	(2,162)
Inventory	(26,563)	13,560
Other current assets	23,585	19,105
Accounts payable	122,005	(134,933)
Accrued expenses	88,361	86,306
Due to stockholders	—	516

Net cash (used) by operating activities:	(238,392)	(22,411)

Cash flow from investing activities:
Purchase of property and equipment	(9,805)	—
Increase in patents	(14,800)	—
Decrease in deposits	3,000	—
Investment in unconsolidated subsidiary (Mycosol)	—	(75,000)

Net cash (used) by investing activities:	(21,605)	(75,000)

Cash flow from financing activities:
Proceeds from Mineola advance	500,000	—
Proceeds from convertible debentures	200,000	330,000
Payments on notes payable	(19,671)	(66,036)

Net cash provided by financing activities:	680,329	263,964

Net increase/(decrease) in cash	420,332	166,553
Cash at beginning of quarter	126,027	101,506

Cash at end of quarter	$546,359	$268,059

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	300,000

Veridien Corporation
and
Subsidiaries

Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2005

The accompanying consolidated financial statements of Veridien Corporation at March 31, 2005 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2004. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results which can be expected for the entire year.

Note A – Consolidation of Variable Interest Entity — Mycosol Investment

In March 2005, the Company sold 458,333 shares of Mycosol common stock to Mineola Holding Corporation for $500,000. Simultaneously, the Company purchased 687,500 shares of Mycosol common stock from Mycosol founding Shareholders for $110,000 and 6,000,000 shares of Veridien common stock. The Veridien stock is valued at its fair market value of $300,000 and because Mycosol is consolidated as a variable interest entity, the $410,000 investment is shown as goodwill. The $500,000 amount is shown as an increase in minority interest. Veridien is committed to transferring the entire $500,000 to Mycosol for payment of Mycosol expenses. As of March 31, 2005, $250,000 had been transferred. As of March 31, 2005 Veridien owned 31.31% of Mycosol, but Mycosol is consolidated since Veridien has control through its majority funding of Mycosol operations.

Also, during the first quarter of 2005, the Company sold 204,000 Mycosol warrants for accrued interest owed to debt holder(s) valued at $222,360. This amount increased the minority interest ownership of Veridien’s consolidated subsidiary, Mycosol.

Note B – Convertible Debentures

In first quarter 2005 and 2004, the Company received $200,000 and $330,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at a rate of 8-10% per annum, compounded in full, with various maturities from January 2005 to March 2008. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.

Item 2. Management’s Discussion and Analysis

First Quarter — March 31, 2005 Compared with March 31, 2004

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2005 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.

Overview

We are a Life Sciences Company, incorporated in Delaware, focused on infection control, healthy lifestyle products and diagnostic products [staining reagent]. Over the Company’s history it has invented, developed and patented its own unique products, sourced and marketed inventive products developed by others and in more recent times partnered with innovative pioneers to pursue development of proprietary technology.

The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, and SUN PROTECTION PRODUCTS.

The flagship product, VIRAGUARD® Hospital Disinfectant/Cleaner & Instrument Presoak, is a skin friendly, patented, U.S. – EPA and Health Canada registered, surface disinfectant (spray). Additional product delivery systems include: Viraguard® Hospital Surface Disinfectant Towelettes, Viraguard® Heavy Duty Textured Hospital Surface Disinfectant Towelettes, Viraguard® Extra Large Heavy Duty Textured Hospital Surface Disinfectant Towelettes and Viraguard® Toilet Seat Wipes.

Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Spray and Viraguard® Antiseptic Hand Wipes are U.S. – FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation.

Other product offerings include: Water Cooler Cleaning Kits, SunSwipe™ Sunscreen Towelettes (SPF 15, SPF 30, SPF 45, SPF 45 Baby, and Sunburn Relief) and BugSwipe® Bug Repellent Towelettes.

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

In addition, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continue through the first quarter results contained in the financials presented here.

In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America in 2002 and 2003 have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (ie. Dupont) with a strong competitive advantage in 2005 and forward.

We are aggressively continuing to pursue possible strategic alliances with a number of major corporations to further strengthen our Company.

During 2004 the Company decided to make a strategic extension of its current focus by partnering with innovative pioneers to pursue development of proprietary technology. To this end, the Company entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While Veridien’s focus is on anti-infectives –killing bacteria, mold, mildew, and viruses – through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.

Mycosol was founded in late 2002. The Company has a unique, proprietary, low-cost platform technology that it believes can safely and effectively prevent or treat microbial-induced and microbial-exacerbated problems. Mycosol’s primary technology is based on M301 — an analog derivative of a drug compound originally developed by the pharmaceutical company, Burroughs Wellcome (BW), [part of Glaxo-SmithKline], to orally treat diseases of the digestive system. Although found to be safe and efficacious in Phase III clinical studies, due to changes in corporate market strategies, the drug was never commercialized. More than a decade later, an internal research development project found M301 to also be a unique, safe, multi-active compound exhibiting potent, topical, anti-inflammatory (rivaling steroids), anti-fungal, anti-allergic, and anti-bacterial properties. But, as before, corporate re-prioritization of drug development projects again sidelined the technology.

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

We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. (see Note 1 – Principles of Consolidation where there is a complete description of the Variable Interest Entity (VIE), namely Mycosol, Inc.) As of March 31, 2005 our investment in Mycosol includes $780,000 in cash and $300,000 in equivalent value of Veridien stock, for a total 31.31% interest in Mycosol.

The Company has incurred losses since its incorporation. At March 31, 2005, the Company had an accumulated deficit of $36,321,595. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations

First Quarter ended March 31, 2005 vs. First Quarter ended March 31, 2004

	First Quarter		Percentage of
	March 31		Gross Revenue
	2005	2004	2004	2003
Revenue	$317,378	$577,069	100%	100%
Cost of Revenue	226,104	84,465	71%	15%
Gross Profit	91,274	492,604	29%	85%

Operating Expenses:
General, Selling & Administrative	261,962	249,365	83%	43%
Research & Development	249,587	41,881	79%	7%
Other Income (Expense) Net	(151,631)	188,402	48%	33%
Net Income (Loss) Before Minority Interest	(571,906)	389,760	180%	68%
Minority Interest	152,299	-0-	48%	0%
Net Income (Loss) Before Taxes	$(419,607)	$389,760	132%	68%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$(419,607)	$389,760	132%	68%

Consolidated gross revenues for first quarter 2005 decreased by $554,918 or 64% to $317,822 compared with $872,740 in first quarter 2004.

•	Gross revenue from product sales increased for first quarter 2005 by $196,309 or 162% to $317,378 compared with $121,069 in first quarter 2004. This increase can be attributed to the fulfillment of an order to Dupont. Gross revenue from licensing and service fees decreased for first quarter 2005 by $456,000 or 100% to $-0- compared with $456,000 in first quarter 2004. During first quarter 2004 the Company signed an agreement with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending.

•	During the first quarter 2004, the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

•	Interest income for first quarter 2005 increased by $175 or 65% to $444 compared with $269 in first quarter 2004.

Consolidated gross expenses for first quarter 2005 increased by $406,748 or 84% to $889,728 compared with $482,980 in first quarter 2004.

•	The cost of revenue for the first quarter increased as a percentage of total revenue to 71% in 2005 from 15% in 2004. The cost of goods sold from products sales for first quarter 2005 increased by $152,042 or 205% to $226,104 compared with $74,062 in first quarter 2004. This can be attributed to an increase in product sales of 162% for the same period. The cost of goods ratio as a percentage of product sales was 71% in first quarter 2005 compared to 61% in first quarter 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins due to increases in raw material costs passed on by our suppliers. The cost of revenue from licensing and service fees for first quarter 2005 decreased by $10,403 or 100% to $-0- compared with $10,403 in first quarter 2004. The cost of revenue as a percentage of licensing and revenue fees was 2% for first quarter 2004. The Company continues to work to improve margins with the introduction of new products, and to provide licensing and service fees for Veridien’s patented and unique products.

•	General, selling, and administrative expenses for first quarter 2005 increased by $12,597 or 5% to $261,962 compared with $249,365 in first quarter 2004. Increases that affected general and administrative expenses were associated with professional public company, legal, consulting and accounting fees for first quarter 2005 that increased by 31% to $68,194 compared with $52,179 in first quarter 2004. Increases in general and administrative costs were associated with insurance fees for first quarter 2005 that increased by 13% to $22,161 compared with $19,538 in first quarter 2004. Increases that affected general and administrative costs were associated with rent expense for first quarter 2005 that increased by 8% to $6,347 compared with $5,864 in first quarter 2004. Decreases in general and administrative costs were associated with sales and marketing expenses for first quarter 2005 that decreased by 3% to $100,391 compared with $103,236 in first quarter 2004.

•	Research and development expenses for first quarter 2005 increased by $207,706 or 496% to $249,587 compared with $41,881 in first quarter 2004. This represents $27,868 for the Company and $221,719 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During first quarter 2004, the Company sold 358,869 HQNT shares and realized a loss of $8,445 due to the decline in the FMV of the stock from December 31, 2003 at $.72.

•	During first quarter 2005, the Company recorded an unrealized loss in the amount of $30,741 which reflects the decrease in the fair market value of 301,506 HQNT common shares from $.55 to $.45 and Healthnostics, Inc. (HNST) common shares from $.13 to $.075 at March 31, 2005.

•	Interest expense for first quarter 2005 increased by $22,510 or 23% to $121,334 compared with $98,824 in first quarter 2004. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Net income (losses) increased to a net loss before Minority interest in Mycosol to 571,906 for first quarter 2005 from a net income of $389,760 for first quarter 2004 Net income (losses) increased to a net loss after Minority interest in Mycosol to $419,607 for first quarter 2005 from a net income of $389,760 for first quarter 2004 .

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of March 31, 2005 and March 31, 2004 we had working capital deficits of approximately $1,049,129 and $2,405,606 respectively. Our previous independent certified public accountants stated in their report on the 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.

•	During the first quarter of 2005 we issued 2 convertible debentures for cash proceeds of $200,000. These debentures carry interest rates of 8%, have terms of 3 years and have conversion rates of $0.051.

•	During the three months ended March 31, 2005, 29,419 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.05.

•	During the first quarter of 2005 100,000 common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $5,100.

•	During the first quarter $110,000 and 6,000,000 shares of common stock were issued to the three Founding Shareholders of Mycosol in exchange for 687,500 shares of Mycosol Common Stock.

•	During the first quarter 2005 $113,489 of the Loan and Security Agreement principal was converted by the holders to –0- shares of Series B Preferred Stock and 7,321,857 shares of Common Stock.

•	During the first quarter 2005 we sold 458,333 common shares of Mycosol, Inc. to an unrelated third party for cash proceeds of $500,000.

•	During the first quarter 2005 we invested $325,000 in preferred A Stock of Mycosol, Inc..

•	During the three months ended March 31, 2005, accounts receivable decreased by $78,333 to $102,345 from $180,678 at December 31, 2004.

•	During the three months ended March 31, 2005, inventory increased by $26,563 to $358,265 compared with $331,702 at December 31, 2004. This includes Mycosol inventory at $57,485 in first quarter 2005.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 12, 2005, we have cash of approximately $71,973 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

Item 3. Controls and Procedures

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer has concluded that these procedures (i) are effective in ensuring that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except that this Form 10-QSB was filed late and that adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes in the previously reported litigation.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending March 31, 2005:

Common Stock

The Registrant had issued 6,000,000 shares of its common stock to the three Founding Shareholders of Mycosol which it exchanged in addition with $110,000 on February 28, 2005 for 687,500 additional shares of Mycosol common stock. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

At March 31, 2005, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but are still not issued. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Securities

On February 14, 2005 the Registrant issued a convertible debenture for cash proceeds of $100,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.051. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

On March 7, 2005 the Registrant issued a convertible debenture for cash proceeds of $100,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.051. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Loan and Security Agreement Conversions

On January 11, 2005 $113,489 of principal of the Loan and Security Agreement was converted to 7,321,857 shares of Common Stock and 0 shares of Series B Preferred Stock. This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act. From September 14, 1998 to January 11, 2005, the lenders have converted $2,370,147 of this $2,500,000 debt into Common Shares and Series B Preferred Shares at a combined average cost of the equivalent of $0.031 per Common Share.

(d)	During the quarter ended March 31, 2005 the Company did not repurchase any of its equity securities.

(e)	Not applicable.

Item 5. Other Information

As previously reported on Form 8-K filed March 9, 2005:

1.	Entry into A Material Definitive Agreement -

On February 28, 2005 the Registrant amended its previously reported Agreement with Mycosol Inc. and Mycosol’s three Founding Shareholders (see Form 10Qsb June 30, 2004) by increasing the maximum Series A Preferred Stock subscription amount available to Veridien from $1,500,000 to $1,875,000.

The Registrant has exercised its option under the previously reported Agreement with Mycosol Inc. and their three Founding Shareholders to acquire additional shares of Mycosol. The Registrant had issued 6,000,000 shares of its common stock to the three founding shareholders of Mycosol which it exchanged on February 28, 2005 for 687,500 shares of Mycosol common stock. Under its Agreement with Mycosol and their three founding shareholders, the Registrant is authorized to have participants in its investment group. On March 7, 2005 an unrelated third party, participated with the Registrant and acquired 458,333 of such shares.

2.	Completion of Acquisition and Disposition of Assets –

On March 7, 2005 an unrelated third party, participating with the Registrant as permitted under the Registrant’s Agreement with Mycosol Inc. and their three Founding Shareholders acquired 458,333 shares of the common stock of Mycosol Inc. from the Registrant (see Exhibit 10-37).

On March 8, 2005 the Registrant acquired from Mycosol 250,000 shares of its Series A Preferred Stock for $250,000.

3.	Off Balance Sheet Arrangement –

On March 7, 2005 the Registrant agreed with the unrelated third party participating in the Agreement with Mycosol Inc. and their three Founding Shareholders to permit such third person to (i) exchange until December 31, 2005 their 458,333 common shares of Mycosol Inc. for 9,803,992 common shares of the Registrant; or if not so exchanged (ii) commencing January 1, 2007 for a period of 3 months after notice by Registrant, to Put to the Registrant 229,167 common shares of Mycosol Inc. for $250,000, payable in cash or Registrant’s common stock at Registrant’s option (see Exhibit 10-37).

As previously reported on Form 8-K April 29, 2005 (as amended May 11, 2005), effective April 27, 2005:

1.	Veridien Corporation dismissed Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. as Veridien’s independent accountants.

2.	Veridien retained Malone & Bailey, P.C. to act as their independent Certified Public Accountants.

Item 6. Exhibits and Report on Form 8-K

A.	Exhibits

(a)	Exhibit 10.37 Investment Agreement – Mineola Holdings Corporation, Veridien Corporation and Mycosol, Inc.

(b)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(e)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Report on Form 8-K

There was 1 report on Form 8-K filed in the first quarter of 2005. This report was filed on March 9, 2005. The report disclosed (i) Entry into a Material Definitive Agreement; (ii) Completion of Acquisition or Disposition of Assets; (iii) Creation of a Direct Financial Obligation or an obligation under an Off Balance Sheet arrangement; and (iv) Unregistered Sales of Equity Securities.

During the second quarter of 2005 to date there has been 1 report on Form 8-K (amended). This report was filed on April 29, 2005 and amended on May 11, 2005. This report disclosed a change in the company’s auditors.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date May 31, 2005	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date May 31, 2005	By	/s/ Rene A. Gareau

Rene A. Gareau
ExecVice President & Secretary