Form 10QSB
period 2005-06-30
VERIDIEN CORP
filed 2005-08-15
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 228,008,110 shares of common stock, par value $0.001 were outstanding at August 9, 2005.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Pages
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	8

Item 3. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	19

(a) Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

(b) Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

(c) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

(d) Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$180,002	$126,027
Marketable Securities	230,577	167,225
Accounts receivable, net of allowance of $20,885 and $12,640	121,925	180,678
Inventory	366,658	331,702
Prepaid expenses and other current assets	26,142	67,587

Total current assets:	925,304	873,219

Property and equipment, net of accumulated depreciation of $411,265 and $397,250	26,279	27,648

Other assets:
Non-current portion of marketable securities	-0-	108,793
Patents, net of accumulated amortization of of $508,633 and $506,077	204,846	176,305
Goodwill	410,000	110,000
Security deposits	8,000	11,000

Total Assets:	$1,574,429	$1,306,965

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)
June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30, 2005	December 31, 2004
Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Note payable	$220,281	$289,347
Current portion of convertible debentures	628,291	449,000
Accounts payable	441,331	275,504
Accrued liabilities	984,807	1,027,641
Customer deposit	160,855	160,855

Total current liabilities	2,435,565	2,202,347
Long-term liabilities:
Convertible debentures	3,527,682	3,506,973

Total liabilities:	5,963,247	5,709,320

Minority interest	425,256	-0-

Shareholders’ deficit:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at June 30, 2005 and December 31, 2004	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at June 30, 2005 and December 31, 2004	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 228,008,110 and 214,369,622 shares issued and outstanding at June 30, 2005 and December 31, 2004	228,008	214,370
Additional paid-in capital	31,640,213	31,225,088
Accumulated deficit	(35,901,988)	(35,144,195)
Current period profit (loss)	(840,482)	(757,793)

Total shareholders’ deficit:	(4,814,074)	(4,402,355)

Total Liabilities and Shareholders’ Deficit:	$1,574,429	$1,306,965

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$153,339	$225,348	$470,717	$802,417

Operating costs and expenses:
Cost of revenue	97,361	48,625	323,465	133,090
General, selling, and administrative	229,186	238,125	491,148	487,490
Research and development	250,914	39,287	500,501	81,168

	577,461	326,037	1,315,114	701,748

Income (loss) from operations	(424,122)	(100,689)	(844,397)	100,669

Other income (expense):
Interest expense	(125,981)	(114,037)	(247,315)	(212,861)
Realized gain (loss) on marketable investments	-0-	519,524	-0-	511,079
Unrealized gain (loss) on investments	(32,454)	(214,317)	(63,195)	81,085
Interest income	330	550	774	819
Dividend income	16,547	-0-	16,547	-0-

	(141,558)	191,720	(293,189)	380,122

Net income (loss) before minority interest	(565,680)	91,031	(1,137,586)	480,791

Minority interest in Mycosol loss	144,805	-0-	297,104	-0-

Net income (loss)	$(420,875)	$91,031	$(840,482)	$480,791

Net income (loss) per common share	$-0-	$-0-	$-0-	$-0-

Weight average share outstanding	227,921,635	209,413,926	225,828,127	208,344,730

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(840,482)	$480,791
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	16,571	9,480
Stock issuances for services	15,373	122,223
Revenue — non-cash (stock)	-0-	(556,000)
Realized (gains) losses on marketable securities	-0-	(511,079)
Unrealized (gains) losses on marketable securities	63,195	(81,085)
Proceeds from sale of marketable securities	-0-	998,528
Minority interest	(297,104)	-0-
Changes in
Marketable securities	(17,753)	-0-
Accounts receivable	58,753	6,958
Inventory	(34,956)	(65,438)
Other current assets	41,445	37,771
Accounts payable	165,827	(139,761)
Accrued expenses	179,426	172,612
Due to stockholders	-0-	1,031

Net cash provided (used) by operating activities:	(649,705)	476,031

Cash flow from investing activities:
Purchase of property and equipment	(12,646)	(1,687)
Increase in patents	(31,097)	-0-
Decrease in deposits	3,000	-0-
Investment in unconsolidated subsidiary (Mycosol)	-0-	(310,000)

Net cash used by investing activities:	(40,743)	(311,687)

Cash flow from financing activities:
Proceeds from Mineola advance	500,000	-0-
Proceeds from convertible debentures	200,000	330,000
Proceeds on notes payable	44,423	(43,365)

Net cash provided by financing activities:	744,423	286,635

Net increase/(decrease) in cash	53,975	450,979
Cash at beginning of year	126,027	101,506

Cash at end of quarter	$180,002	$552,485

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	300,000

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2005
The accompanying consolidated financial statements of Veridien Corporation at June 30, 2005 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2004. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended June 30, 2005 are not necessarily indicative of the results which can be expected for the entire year.
Note A – Consolidation of Variable Interest Entity — Mycosol Investment
In March 2005, the Company sold 458,333 shares of Mycosol common stock to Mineola Holding Corporation for $500,000. Simultaneously, the Company purchased 687,500 shares of Mycosol common stock from Mycosol founding shareholders for $110,000 and 6,000,000 shares of Veridien common stock. The Veridien stock is valued at its fair market value of $300,000 and because Mycosol is consolidated as a variable interest entity, the $410,000 investment is shown as goodwill. The $500,000 amount is shown as an increase in minority interest. Veridien is committed to transferring the entire $500,000 to Mycosol for payment of Mycosol expenses. As of June 30, 2005 all $500,000 had been transferred. As of June 30, 2005 Veridien owned 35.69% of Mycosol, but Mycosol is consolidated since Veridien has control through its majority funding of Mycosol operations.
Also, during the first quarter of 2005, the Company sold 204,000 Mycosol warrants for accrued interest owed to debt holder(s) valued at $222,360. This amount increased the minority interest ownership of Veridien’s consolidated subsidiary, Mycosol.
Note B – Convertible Debentures
During the first six months of 2005 and 2004, the Company received $200,000 and $330,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at a rate of 8-10% per annum, compounded in full, with various maturities from January 2005 to March 2008. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.

Item 2. Management’s Discussion and Analysis
First Quarter – June 30, 2005 Compared with June 30, 2004
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2005 for the three months and six months ended June 30, 2005 and June 30, 2004, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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

In addition, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continue through the second quarter results contained in the financials presented here.
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
Mycosol was founded in late 2002. The Company has a unique, proprietary, low-cost platform technology that it believes can safely and effectively prevent or treat microbial-induced and microbial-exacerbated problems. Mycosol’s primary technology is based on M301 — an analog derivative of a drug compound originally developed by the pharmaceutical company, Burroughs Wellcome (BW) [part of Glaxo-SmithKline], to orally treat diseases of the digestive system. Although found to be safe and efficacious in Phase III clinical studies, due to changes in corporate market strategies, the drug was never commercialized. More than a decade later, an internal research development project found M301 to also be a unique, safe, multi-active compound exhibiting potent, topical, anti-inflammatory (rivaling steroids), anti-fungal, anti-allergic, and anti-bacterial properties. But, as before, corporate re-prioritization of drug development projects again sidelined the technology.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. (see Note 1 – Principles of Consolidation where there is a complete description of the Variable Interest Entity (VIE), namely Mycosol, Inc.) As of June 30, 2005 our investment interest in Mycosol is 35.69%.
The Company has incurred losses since its incorporation. At June 30, 2005, the Company had an accumulated deficit of $36,742,470. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations
Second Quarter ended June 30, 2005 vs. Second Quarter ended June 30, 2004

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$153,339	$225,348	100%	100%
Cost of Revenue	97,361	48,625	63%	22%
Gross Profit	55,978	176,723	37%	78%

Operating Expenses:
General, Selling & Administrative	229,186	238,125	149%	106%
Research & Development	250,914	39,287	164%	17%
Income (Loss) from Operations	(424,122)	(100,689)	(277)%	(45)%
Other Income (Expense) Net	(141,558)	191,720	(92)%	85%
Net Income (Loss) Before Minority Interest	(565,680)	91,031	(369)%	40%
Minority Interest	144,805	-0-	94%	0%
Net Income (Loss) Before Taxes	(420,875)	91,031	(274)%	40%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$(420,875)	$91,031	(274)%	40%
Second Quarter — June 30, 2005 Compared with June 30, 2004
Consolidated gross income (operating and non-operating) for second quarter 2005 decreased by $575,206 or 77%, to $170,216 compared with $745,422 in second quarter 2004.
•	Gross revenue from product sales increased for second quarter 2005 by $27,991, or 22%, to $153,339 compared with $125,348 in second quarter 2004. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending. Gross revenue from licensing and service fees decreased for second quarter 2005 by $100,000 or 100% to $-0- compared with $100,000 in second quarter 2004. During the second quarter 2004 the Company received service fees for services provided for Mycosol, Inc.
•	During the second quarter 2004 the Company sold 344,500 H-Quotient, Inc. (HQNT) shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in future quarters.

•	Interest income for second quarter 2005 decreased by $220, or 40% to $330 compared with $550 in second quarter 2004.
•	Dividend income for second quarter 2005 increased by $16,547, or 100% to $16,547 compared with $ -0- in second quarter 2004. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005. The PMV at June 30, 2005 is $19,427.
Consolidated gross expenses for second quarter 2005 increased by $81,505, or 12%, to $735,896 compared with $654,391 in second quarter 2004.
•	The cost of revenue for the second quarter increased as a percentage of total revenue to 63% in 2005 from 22% in 2004. The cost of goods sold from product sales for second quarter 2005 increased by $48,736 or 100% to $97,361 compared with $48,625 in second quarter 2004. The cost of goods ratio as a percentage of product sales was 63% in second quarter 2005 compared to 39% in second quarter 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 37% and 61%, respectively.

•	General, selling, and administrative expenses for second quarter 2005 decreased by $8,939 or 4% to $229,186 compared with $238,125 during the same period of 2004. Decreases that affected general and administrative costs were associated with selling expenses which decreased for second quarter 2005 by 8% to $80,425 compared with $87,332 in second quarter 2004. This decrease is attributable to a reduction in advertising expenses. Decreases that affected general and administrative costs were associated with administrative wages which decreased in second quarter 2005 by 22% to $30,363 compared with $38,812 in second quarter 2004. This decrease is attributable to the decrease in permanent staff versus contracting staff from outside agencies. Additional decreases in general and administrative costs were associated with public company expenses for second quarter 2005 the decrease in this category decreased by less than 1% to $9,909 compared with $9,958 in second quarter 2004. This decrease is attributable to the reduction of costs in maintaining the Company’s website. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2005 that increased by 28% to $54,272 compared with $42,275 in second quarter 2004.

•	Research and development expenses for second quarter 2005 increased by $211,627, or 539% to $250,914 compared with $39,287 in second quarter 2004. This represents $25,748 for the Company and $225,166 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2005 increased by $11,944, or 10% to $125,981 compared with $114,037 in second quarter 2004. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During second quarter 2005 the Company recorded an unrealized loss in the amount of $32,454 which reflects the decline in the FMV of 301,506 HQNT shares from March 31, 2004 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.23 at June 6, 2005 to $.27 at June 30, 2005 and

400,000 HQNT shares from March 31, 2005 at $.275 to $.30 at June 30, 2005. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004.
•	Net income (losses) increased to a net loss before Minority interest in Mycosol to $565,680 for second quarter 2005 from a net income of $91,031 in second quarter 2004. Net income (losses) increased to a net loss after Minority interest in Mycosol to $420,875 for second quarter 2005 from a net income of $91,031 in second quarter 2004.
Six Months ended June 30, 2005 vs. Six Months ended June 30, 2004

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$470,717	$802,417	100%	100%
Cost of Goods Sold	323,465	133,090	69%	17%
Gross Profit	147,252	669,327	31%	83%

Operating Expenses:
General, Selling & Administrative	491,148	487,490	104%	61%
Research & Development	500,501	81,168	106%	10%
Income (Loss) from Operations	(844,397)	100,669	(179)%	13%
Other Income (Expense) Net	(293,189)	380,122	(62)%	47%
Net Income (Loss) Before Minority Interest	(1,137,586)	480,791	(242)%	60%
Minority Interest	297,104	-0-	63%	-0-
Net Income (Loss) Before Taxes	(840,482)	480,791	(179)%	60%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$(840,482)	$480,791	(179)%	60%
Six-months ended June 30, 2005 Compared with Six Months Prior Year ended June 30, 2004
Consolidated gross income (operating and non-operating) for the six months ended June 30, 2005 decreased by $907,362, or 65% to $488,038 compared with $1,395,400 during the same period of 2004.
•	Gross revenue from product sales increased for the first six months of 2005 by $224,300, or 91%, to $470,717 compared with $246,417 in 2004. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending. Gross revenue from licensing and service fees decreased for the first six months of 2005 by $556,000 or 100% to $-0- compared with $556,000 in 2004. During the first six months of 2004 the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. Also during the first six months of 2004 the Company earned service fees for services provided for Mycosol, Inc.
•	During the first quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in future quarters. During the second quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock the from December 31, 2003 closing price of $.72. This represents a net realized gain of $511,079 for the first six months of 2004.
•	During second quarter 2005 the Company recorded an unrealized loss in the amount of $32,454 which reflects the decline in the FMV of 301,506 HQNT shares from March 31, 2004 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 HNSTshares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 SNDH shares of $.23 at June 6, 2005 to $.27 at June 30, 2005; and 400,000 HQNT shares from March 31, 2005 at $.275 to $.30 at June 30, 2005. During the first quarter 2005 the Company recorded an unrealized loss in the amount of $30,741 which reflects the decline in the FMV of 301,506 HQNT shares from December 31, 2004 at $.55 to $.45 at March 31, 2005; and a decline in the FMV of 10,741 HNST shares from December 31, 2004 at $.13 to $.075 at March 31, 2005. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004. During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004. This represents a net unrealized gain of $81,085 for the first six months of 2004.
•	Interest income for the first six months of 2005 decreased by $45, or 5% to $774 compared with $819 during the same period of 2004.
•	Dividend income for the first six months of 2005 increased by $16,547, or 100% to $16,547 compared with $ -0- during the same period of 2004. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005. The PMV at June 30, 2005 is $19,427.
Consolidated gross expenses for the first six months of 2005 increased by $711,015 or 487%, to $1,625,624 compared with $914,609 during the same period of 2004.
•	The cost of revenue for the first six months of 2005 increased as a percentage of total revenue to 69% in 2004 from 17% during the same period of 2004. The cost of goods sold from product sales for the six months ended June 30, 2005 increased by $200,778 or 164% to $323,465 compared with $122,687 during the same period of 2004. The cost of goods ratio as a percentage of product sales was 69% during the six months ended June 30, 2005 compared to 50% in the same period 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 31% and 50%, respectively.

•	General, selling, and administrative expenses for six months ended June 30, 2005 increased by $3,658 or 1% to $491,148 compared with $487,490 during the same period of 2004. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2005 that increased by 30% to $122,541 compared with $94,455 in the same period 2004. Decreases that affected general and administrative costs were associated with selling expenses which decreased for six months ended June 30, 2005 by 5% to $180,673 compared with $190,696 in the same period 2004. This decrease is attributable to a reduction in advertising expenses. Decreases that affected general and administrative costs were associated with administrative wages which decreased for six months ended June 30, 2005 by 13% to $63,417 compared with $73,242 in the same period 2004. This decrease is attributable to the decrease in permanent staff versus contracting staff from outside agencies. Additional decreases in general and administrative costs were associated with public company expenses for six months ended June 30, 2005 the decrease in this category decreased by 10% to $12,631 compared with $13,959 in the same period 2004. This decrease is attributable to the reduction of costs in maintaining the Company’s website.

•	Research and development expenses for the first six months of 2005 increased by $419,333, or 517% to $500,501 compared with $81,168 during the same period of 2004. This represents $53,616 for the Company and $446,885 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for the first six months of 2005 increased by $34,454, or 16% to $247,315 compared with $212,861 during the same period of 2004. The increase in interest expense was due primarily to an increase in Convertible Debentures and continuing current debt financing arrangements.
Net income (losses) increased to a net loss before Minority interest in Mycosol to $1,137,586 for the first six months of 2005 from a net income of $480,791 in the same period of 2004. Net income (losses) increased to a net loss after Minority interest in Mycosol to $840,482 for the first six months of 2005 from a net income of $480,791 in the same period of 2004.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of June 30, 2005 and June 30, 2004 we had working capital deficits of approximately $1,510,261 and $679,143 respectively. Our previous independent certified public accountants stated in their report on the 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
•	During the six months ended June 30, 2005, 59,131 common shares were issued under the Company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.05.

•	During the first six months of 2005 200,000 common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the Company. The effective price per share was $0.05.
•	During the second quarter of 2005 57,500 common shares were issued, under the Company’s S8 Registration Statement, to staff as employment bonuses. The value of the shares issued was $2,473.
•	During the first quarter of 2005 we issued 2 convertible debentures for cash proceeds of $200,000. These debentures carry interest rates of 8%, have terms of 3 years and have conversion rates of $0.051.
•	During the first quarter of 2005 $110,000 and 6,000,000 shares of common stock were issued to the three Founding Shareholders of Mycosol in exchange for 687,500 shares of Mycosol common stock.
•	During the first quarter of 2005 $113,489 of the Loan and Security Agreement principal was converted by the holders to –0- shares of Series B Preferred Stock and 7,321,857 shares of common stock.
•	During the six ended June 30, 2005, accounts receivable decreased by $58,753 to $121,955 from $180,678 at December 31, 2004.
•	During the six months ended June 30, 2005, inventory increased by $34,956 to $366,658 compared with $331,702 at December 31, 2004. This includes Mycosol inventory at $70,282 in second quarter 2005.
•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
•	As of August 8, 2005, we have cash of approximately $89,316 and during August and September, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien and our VIE, Mycosol.
•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products

Critical Accounting Estimates
We consider the following estimates made by management to be critical to our financial results as reported:
Accounts receivable – whether all accounts are collectible is our only significant estimate. At each period-end, we look at all significant amounts older than 60 days and evaluate collectibility, calling the customer if necessary. We use the allowance method for accounting for bad debts, and our allowance is based on our historical write-off experience. We adjust this allowance if recent trends indicate actual results are differing significantly.
Inventory – impairment for slow-moving items is our only significant judgment call here. We look at recent historical activity for each item in our inventory and compare with our own forecasts of what is likely to sell in the near future. We write off currently all items which we deem from our analysis to be effectively obsolete or which are expired.
Marketable securities – the majority of our marketable securities over the past two years are our holdings of H-Quotient, Inc. (HQNT) stock. HQNT is a ‘pink-sheet’ company (non-reporting) which trades actively, and we have bought and/or received as compensation for our sales. Because of this high level of our trading activity, we classify our investment in this stock as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stock’s trading price on the day of the transaction. At each period-end, we mark the stock’s carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
Asset impairments – we look at all non-cash assets at least annually to challenge the role each plays in our sales and collections cycle. All assets not deemed to be contributing significantly are written off.
All of our assets are individually insignificant to our statement of operations and even large individual changes in the estimates would not likely produce significant adjustments, but the above reviews are conducted separately so that any collective impact is known and applied consistently.
There have been no material changes to our accounting estimates or our method of reviewing them over the past three years.
Item 3. Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures (i) are effective in ensuring that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes in the previously reported litigation.
Item 2. Changes in Securities
(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending June 30, 2005:
Common Stock
At June 30, 2005, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the second quarter but are still not issued. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
(d)	During the quarter ended June 30, 2005 the Company did not repurchase any of its equity securities.

(e)	Not applicable.
Item 5. Other Information
On June 1, 2005 Veridien announced that its consolidated, variable interest entity, Mycosol, Inc., intends a September 2005 national launch of its “Crimson Belle™” viable nuclear stain. Aimed at the fast growing billion dollar research laboratory market, “Crimson Belle™” offers unique, safe, staining of live cell nuclei, permitting easy counting and real time tracking, while at the same time permitting the stain to be washed out. Since March 31, 2005, Veridien has increased its equity investment in Mycosol to approximately 36% (current capitalization) and Veridien retains the option to acquire the majority equity interest in Mycosol. The two companies have worked closely together to develop a broad life sciences platform based on Veridien’s and Mycosol’s combined anti-infectives technologies.
As previously reported on Form 8-K April 29, 2005 (as amended May 11, 2005), effective April 27, 2005:
1.	Veridien Corporation dismissed Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. as Veridien’s independent accountants.

2.	Veridien retained Malone & Bailey, P.C. to act as their independent certified public accountants.
As previously reported on Form 8-K June 27, 2005, Mr. Russell Van Zandt has been appointed Chief Financial Officer of the Company.

Item 6. Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
During the second quarter of 2005 there were two reports on Form 8-K.
a.	A report was filed on April 29, 2005 and amended on May 11, 2005. This report disclosed a change in the company’s auditors.
b.	A report was filed on June 27, 2005 announcing the appointment of Russell Van Zandt as the company’s Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date August 15, 2005	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date August 15, 2005	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman