Form 10KSB/A
period 2004-12-31
VERIDIEN CORP
filed 2005-11-02
CIK 1064011

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No.1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the transaction period from            to

Commission File Number 0-02555

Veridien Corporation

(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida	33782-6105

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number	(727) 576-1600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which Registered

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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $1,802,154.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of June 24, 2005 of $0.048, the aggregate market value of voting stock held by non-affiliates is $ 7,704,150.

This Amendment to the initial Annual Report on Form 10-KSB filed
March 31, 2005 sets forth the complete text of each item that is being amended.

		PAGE
PART I

Item 1.	Description of Business	3

PART II

Item 6.	Management’s Discussion and Analysis	12
Item 7.	Financial Statements	18
Item 8A.	Controls and Procedures	34

EXHIBITS

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATIONS,	35
	Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATIONS,	36
	Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 u.s.c. section 1350,	37
	Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 u.s.c. section 1350,	38
	Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

EXPLANATORY NOTE

We filed our Form 10KSB for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission on March 31, 2005 (the “Original Filing”). This Amendment No.1 is filed to amend the Original Filing as follows:

1.	Item I. Description of Business. We have amended our description of our business to remove the references to two “Divisions”. We do not have business segments or divisions because we only have one accounting system and one set of management. We advertise and sell our products in different markets and have previously termed these separate selling efforts as “divisions”. The business section has been revised to clarify this.

2.	Item 6. Management’s Discussion and Analysis of Financial Condition. We have expanded our discussion and analysis to include discussion of our Critical Accounting Estimates, as well as to update it with our restated financial numbers (see details of restatement in Item 7 below).

3.	Item 7. Financial Statements. Our Financial Statements have been re-issued with the following changes: (i) Our Report of Independent Registered Public Accounting Firm has been revised to clarify that the audit was performed in accordance with accounting principles generally accepted in the United States of America.; (ii) Our 2004 and 2003 numbers have been re-stated to reflect the correct accounting treatment of our acquisition and sale of marketable securities (see Notes O & P).; (iii) Our cashflow statement has been expanded to include details for previously grouped categories.; (iv) Our notes to the Financial Statements have been expanded to include clarification of Marketable Securities transactions (Notes D & L); we have added details of our revenue recognition accounting policy (Note A); we have disclosed the name of the Variable Interest Entity which we have consolidated (Note C); and we have made other minor style changes to the wording of certain other notes.

4.	Item 8A. Controls and Procedures. We have amended our disclosures under Item 8A for the fiscal year ended December 31, 2004.

In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No.1 on Form 10KSB/A certain currently dated certifications. Except as described herein, the information contained in our Annual Report on Form 10KSB as originally filed with the Securities and Exchange Commission has not been updated or amended.

Forward-Looking Statements

     When used in this Form 10-KSB/A, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC’s rules, and other corporate governance requirements; changing government regulations and laws applicable to our products; competitive factors such as pricing pressures; as well as other factors and other risks set forth in Item 1 under “Cautionary Factors That May Affect Future Results”, “Risks of Our Business”, “Risks of Our Products” and elsewhere herein.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

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

Revised Business Plan

In 2001 we began the development of an evolving expansion of our business plan. The essence of the plan was to expand our product base and our marketing approach beyond our historical focus on infection control products for the medical and dental markets. To this end the Company’s line of infection control products was expanded with the addition of new product delivery configurations for the liquid and gel lines such as canisters, towelettes and private labeling. The Company also sought out new products in the Healthy Lifestyles arena. We obtained distribution/sales rights for: 1. the SunSwipe™ product line (sunscreen impregnated towelettes in SPF 15, SPF 30, SPF 45, Baby 45 and after-tanning; all in a towelette product delivery configuration) and 2. BugSwipe® (an insect repellant in the towelette product delivery configuration).

This Revised Business Plan was not intended to de-emphasize or abandon VIRAHOL®/VIRAGUARD® or the disinfectant market. Rather, we continued to actively enhance the marketing of those historic products plus add new product introductions and expand beyond the medical and dental markets.

During 2001, the Company applied to the EPA to expand its label claims. In addition, the product delivery configurations were strengthened by being broadened to include canisters and towelettes in two sizes each. The Company expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other new products gave the Company entry to a wide variety of larger markets, including especially the retail and specialty markets.

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
     Fungicidal:
          Trichophyton mentagrophytes, ATCC #9533

CURRENT FOCUS

During 2004 we continued to focus our sales efforts on our Infection Control products. We expanded our product line to include five new products for the Infection Control market. These products are:

•	Viraguard® Heavy Duty Textured Wipes — rugged, roughened wipes designed for use in very rigorous and bloody environments such as ambulances and emergency rooms.

•	Viraguard® Medical Instrument Wipes — pocket size handy wipes for cleaning Stethoscopes, scissors, otoscopes, etc.

•	Viraguard® Telephone & Keyboard Wipes- for disinfecting office equipment, cellular phones and computers.

•	Water Cooler Cleaning Kits — special unscented formula for removal of bacteria, fungus and mold that can accumulate in water cooler equipment.

•	Viraguard® Toilet Seat Wipes — wipes which are available for use in restrooms in hotels, restaurants, airports and other public places as well as in hospitals and physicians’ offices, and other places where disinfection is critical to controlling the spread of disease carrying organisms.

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

During 2003 we signed a supply contract with the American Red Cross. The original contract was renewed by the Red Cross for a further year (covering September 2004 — September 2005). Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for are: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products will be used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment.

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

In December 2004, Veridien engaged the services of Medical Strategies International, a medical marketing and consulting company whose expertise is the development of large scale contracts with Group Purchasing Organizations, the Veterans Administration and Integrated Delivery Networks. These organizations collectively account for 85% of all hospital purchasing, representing more than $52 billion dollars of annual purchases across all sectors of the medical industry. Dennis Daar, Thomas Filer and Howard Lewis are the three senior executives of Medical Strategies International. Together they have over 80 years experience in placing medical devices and medical supplies in hospital purchasing groups. Medical Strategies International significantly extends our reach into the large medical markets in North America.

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

Employees - Our core team encompasses thirteen (13) people including employees, active Board members, and primary consultants.

We employ three persons, all of whom are full-time employees (1 Management & Finance, 1 Sales & 1 Administration/Regulatory). In addition, we also utilize ten (10) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.

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

MYCOSOL, INC. – Veridien’s Investment in Future Technology

In June 2004, we announced that we had entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While our focus is on anti-infectives – killing bacteria, mold, mildew, and viruses – through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.

Mycosol was founded in late 2002. The Company has a unique, proprietary, low-cost platform technology that it believes can safely and effectively prevent or treat microbial-induced and microbial-exacerbated problems.

Mycosol’s primary technology is based on M301 – an analog derivative of a drug compound originally developed by the pharmaceutical company, Burroughs Wellcome (BW), to orally treat diseases of the digestive system. Although found to be safe and efficacious in Phase III clinical studies, due to changes in corporate market strategies, the drug was never commercialized. More than a decade later, an internal research development project found M301 to also be a unique, safe, multi-active compound exhibiting potent, topical, anti-inflammatory (rivaling steroids), anti-fungal, anti-allergic, and anti-bacterial properties. But, as before, corporate re-prioritization of drug development projects again sidelined the technology.

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

Infection Control Products

Competitive Advantage – In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are somewhat to very harmful to the skin and respiratory system and usually require gloves and other protection when being used. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlyingve characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and also aids in the penetration of cell walls, as well as lowers flammability. Isopropyl alcohol/Isopropanol and propylene glycol combine to make the formulation more effective than alcohol alone. As well, the new Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant new competitive advantage in the marketplace.

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

Pricing Strategy – Our pricing strategy remains unchanged from last year. Although the VIRAHOL® composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors’ pricing to emphasize the clear price/value comparison. We revised our prices during 2002 and again in 2004 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We still believe that our current pricing structure allows us margins which can support the Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.

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

Manufacturing – Our products are manufactured in various locations primarily by contract formulators and contract packagers.

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

Healthy Lifestyles Products

We are focused on new products for which we have obtained distribution/sales rights. Products include our SunSwipe™ line and BugSwipe® product.

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

There are many sources of raw materials for all of these products and many manufacturing alternatives available to us. We will be competing with numerous other companies when introducing these products; however, we believe that our innovative delivery systems for these conventional products will give us a competitive edge.

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

Risks of Our Business

We are a small company. To date, we have expended much of our efforts and funds on development of products. We are initiating sales and marketing efforts. We are uncertain about the market acceptance of our products.

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

PART II

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

Overview

We are a Life Sciences and Anti-Infectives company incorporated in Delaware focusing on Infection Control and other Healthy Lifestyle products. The Company has developed PATENTED and UNIQUE PRODUCTS including SURFACE DISINFECTANTS, ANTISEPTIC HAND CLEANSERS, INSTRUMENT PRESOAK, SUN PROTECTANT PRODUCTS, and other products.

The flagship product, Viraguard® Hospital Disinfectant/Cleaner and Instrument Presoak is a skin friendly, patented, U.S.- EPA and Health Canada registered, surface disinfectant. Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Spray and Viraguard® Antiseptic Hand Wipes are U.S.- FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation.

Product line extensions have included sales of sunscreen impregnated towelettes being marketed under the SunSwipe® label.

The Company has incurred losses since its incorporation. At December 31, 2004, the Company had an accumulated deficit of $35,780,924. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations

Fiscal 2004 Compared With Fiscal 2003

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

	Year Ended		Percentage of
	December 31		net revenue
	2004	2003	2004	2003
Revenues	$1,802,154	$1,661,911	100%	100%
Cost of Revenue	675,927	948,215	38%	57%
Gross Profit	1,126,227	713,696	62%	43%

Operating Expenses
General & Administrative	923,255	1,238,098	51%	74%
Research & Development	163,512	101,830	9%	6%
Research & Development – VIE	325,000	-0-	18%	0%
(Loss) from Operations	(285,540)	(626,232)	(16)%	(38)%
Other Income (Expense) Net	(351,188)	(288,642)	(19)%	(17)%
Net (Loss) Before Taxes	(636,728)	(914,874)	(35)%	(55)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	(636,728)	(914,874)	(35)%	(55)%

Consolidated gross revenues for 2004 increased by $73,930, or 4%, to $1,904,175 compared with $1,830,245 in 2003.

•	Gross revenue from licensing and service fees increased by $652,000 or 100% to $652,000 compared with $-0- in 2003. During 2004, the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned in 2004 reflects 400,000 HQNT restricted common shares which are reflected at December 31, 2004 at their fair market value. Gross revenue from product sales decreased in 2004 by $511,757, or 31%, to $1,150,154 compared with $1,661,911 in 2003. The decrease in sales revenue was due primarily to a decrease in sales in the SunSwipe ™ line. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During 2004, the Company had a Realized Loss on Investments of $9,694, from sale of 703,369 H-Quotient, Inc. (HQNT) common shares. During 2003, the Company sold 985,400 H-Quotient, Inc. (HQNT) common shares and realized a net loss of $72,768.

•	During 2003, the Company reported some convertible debenture conversions incorrectly. The Company underreported interest expense by $206,537 and did not report an offsetting gain from debt extinguishments of $101,700. This adjustment (net $104,837) has been reflected in the 2003 consolidated financial statement comparatives.

•	Interest income for 2004 increased by $1,770, or 535%, to $2,101 compared to $331 in 2003. The increase in interest income is due primarily to an increase in cash on hand.

•	Dividend income for 2004 increased by $1,397, or 100%, to $1,397 compared to $-0- in 2003. The dividend income recorded is for 10,741 Healthnostics, Inc. (HNST) common shares which were received in December 2004 as a dividend. At December 31, 2004 the Company owned 10,741 HNST common shares and recorded them at fair market value. During 2004, the Company also received 18,001 restricted dividend common shares of H-Quotient, Inc. (HQNT). At December 31, 2004 the Company owned 719,507 HQNT common shares and recorded them at fair market value.

Consolidated gross expenses for 2004 decreased by $204,216, or 7%, to $2,540,903 compared with $2,745,119 in 2003.

•	The cost of revenue for 2004 decreased as a percentage of total revenue to 38% in 2004 from 57% in 2003. The cost of goods sold from product sales for 2004 decreased by $272,288, or 29%, to $675,927 compared with $948,215 in 2003. The cost of goods ratio as a percentage of product sales increased to 58% in 2004 compared to 57% in 2003. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products. The Company has also increased pricing on some of their product line for 2005.

•	General, selling, and administrative expenses for 2004 decreased overall by $314,843, or 25%, to $923,255 compared with $1,238,098 in 2003. The decrease in general, selling and administrative costs was partially attributable to a decrease in professional - legal, consulting, and accounting - service expenses for 2004 which decreased by 10% to $201,615 compared with $223,273 in 2003. Legal and consulting fees decreased by 18% while accounting fees increased by 32%. Additionally, there was a decrease in sales expenses for 2004 by 32% to $369,397 compared with $539,280 in 2003. The decreases in sales expenses were attributable to utilizing outside sales staff as opposed to inside sales staff. Increases in general, selling and administrative costs were mostly attributable to an increase in administrative wages for 2004 by 34% to $138,754 compared with $103,828 in 2003. The increase in administrative wages reflects the increase in permanent staff from temporary services.

•	Research and development expenses for 2004 increased by $61,682, or 61%, to $163,512 compared with $101,830 in 2003. The increase was due primarily to additional research on the focus of broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Research and development – Variable Interest Entity (VIE) expenses, arising from our investment in Mycosol, Inc., for 2004 increased by $325,000, or 100%, to $325,000 compared with $-0- in 2003. In December 2003, the FASB issued revised FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that a Company that holds variable interests in an entity consolidate the entity if the Company’s interest in the variable interest entity (VIE) is such that the Company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. In such cases, the Company is the primary beneficiary of the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Effective June 7, 2004, the Company reached an understanding to create an alliance with an unrelated chemical and drug development company. The Company obtained the rights to acquire a majority interest of the company based on future purchases of preferred stock and purchase of common stock under agreements with Mycosol principals and shareholders. The Company has no common stock equity ownership in the VIE at December 31, 2004. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses. The purpose of the VIE is to bring to market mutually beneficial products that utilize existing technologies of the Company and new technologies being developed by the VIE. It is anticipated that both the Company and the VIE will provide logistic support to each other. At December 31, 2004, the Company has advanced $470,000 of loans that are convertible into preferred stock of the VIE and has purchased $125,000 of preferred stock. These amounts as well as a $100,000 fee paid by the VIE to the Company for management services have been eliminated in consolidation. The accounts of the VIE that have been consolidated with the Company at December 31, 2004 are as follows:

Cash	$3,000
Inventory – raw materials	58,000
Property and equipment	14,000
Deposits and other	11,000
Patents – pending	118,000
Accrued expenses	(34,000)
Accumulated deficit	(70,000)

100,000
Elimination of fee paid by VIE	100,000
Research and development expenses	325,000

$525,000

Veridien accounts eliminated against VIE accounts consolidated:
Investment in preferred stock	$125,000
Notes receivable	470,000
Elimination of deficit in VIE	(70,000)

$525,000

•	Interest expense for 2004 increased by $59,307, or 15%, to $443,515 compared with $384,208 in 2003. The increase in interest expense was due primarily to additional Convertible Debenture holders in 2004 and interest continues to accrue on other various debts.

•	During 2004, the Company recognized a change in the market value of marketable equity securities of $98,523 (unrealized gain). At December 31, 2004, the Company owned 719,507 common shares of H-Quotient, Inc. (HQNT) and 10,741 common shares of Healthnostics, Inc. (HNST) with a fair market value of $397,083. During 2003, the Company recognized a change in the market value of marketable equity securities of $66,303 (unrealized gain). At December 31, 2003, the Company owned 660,300 common shares of H-Quotient, Inc. (HQNT) with a fair market value of $475,416.

•	Loss from Operations for 2004 decreased by $340,692, or 54%, to $285,540 compared to $626,232 in 2003. The decrease in loss from operations is primarily due to an overall decrease in the general, selling and administrative expenses in 2004.

Liquidity and Working Capital

Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2004 and December 31, 2003 we had working capital deficits of approximately $929,916 and $2,452,161 respectively. Our independent certified public accountants stated in their report on the 2004 and 2003 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These financings and equity placements are included in the following descriptions.

•	During the twelve months ended December 31, 2004 1,856,627 common shares were issued to providers of various services to the company. Said services amounted to the cash equivalent of $120,242 and included sales consulting services and legal services. The average effective price per share was $0.065.

•	During the fourth quarter of 2004 3,225,806 restricted common shares were issued to a supplier in lieu of cash for an Inventory deposit of $250,000.

•	During the fourth quarter 2004 we issued 1 convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and a conversion rate of $0.051.

•	During the twelve months ended December 31, 2004, 94,627 common shares were issued under the company’s S-8 Registration Statement to an employee under the terms of his employment contract. The average effective price per share was $0.063.

•	During the twelve months ended December 31, 2004 400,000 restricted common shares were issued to the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.043.

•	During the second quarter of 2004 the company liquidated a portion of its marketable securities for a net cashflow of $754,314.

•	During the second quarter of 2004 $471,215 of existing convertible debenture principal, along with $427,773 of convertible debenture accrued interest and $1,181,822 of payable debt was rolled into 2 convertible debentures. These debentures carry interest rates of 10% and have terms of 3 years. These instruments are immediately convertible into common shares, at the option of the holder, at conversion rates of $0.051. One debenture in the principal amount of $300,000 was issued to a person not affiliated or related to the company and one debenture in the principal amount of $1,780,811 is held by Dunvegan Mortgage Corporation a company of which Veridien’s President & C.E.O., Mr. Sheldon Fenton, is an officer and a director.

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

During 2004, accounts payable and accrued expenses decreased by $769,902 to $1,303,144 from $2,073,046 at December 31, 2003. The decrease can mostly be attributed to a reduction in accrued interest debt by 18% and a reduction of accounts payable debt by 69%.

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

We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and new product development costs for Veridien and our VIE, Mycosol.

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

Critical Accounting Estimates

We consider the following estimates made by management to be critical to our financial results as reported:

Accounts receivable – whether all accounts are collectible is our only significant estimate. At each period-end, we look at all significant amounts older than 60 days and evaluate collectibility, calling the customer if necessary. We use the allowance method for accounting for bad debts, and our allowance is based on our historical writeoff experience. We adjust this allowance if recent trends indicate actual results are differing significantly.

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

As discussed in Notes P and O to these 2004 and 2003 financial statements, errors resulting in overstatements and understatements of previously reported assets, liabilities, stockholders equity and net loss were discovered by the management of Veridien during 2005. Accordingly, adjustments have been made to 2004 and 2003 to correct the errors.

Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida

March 19, 2005

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003

	Restated	Restated
	2004	2003
Assets
Current Assets:
Cash	$126,027	$101,506
Accounts receivable — trade less allowance for doubtful accounts of $12,640 and $20,584, respectively	180,678	70,323
Inventory	331,702	125,500
Due from shareholder	—	69,764
Marketable securities	397,083	475,416
Other current assets	76,087	63,637

Total current assets	1,111,577	906,146

Property and equipment, net of accumulated depreciation of $397,250 and $385,731	27,648	23,480

Other Assets:
Escrow deposit	110,000	—
Investment in Mycosol	—	50,000
Patents, less accumulated amortization of $506,077 and $500,967, respectively	176,305	63,415
Security deposits and other assets	11,000	1,625

	297,305	115,040

	$1,436,530	$1,044,666

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets - Continued
December 31, 2004 and 2003

	Restated	Restated
	2004	2003
Liabilities and Deficit in Stockholders’ Equity
Current Liabilities:
Current capital lease obligations	$—	$6,022
Notes payable	289,347	878,845
Convertible debentures due	449,000	304,291
Accounts payable	275,505	890,596
Accrued compensation	8,480	2,692
Accrued interest	948,032	1,156,537
Other accrued liabilities	71,129	23,221
Customer deposits	—	62,064
Due to stockholders	—	34,039

Total current liabilities	2,041,493	3,358,307

Long-term liabilities:
Convertible debentures	3,506,973	1,687,086

Total liabilities	5,548,466	5,045,393

Deficit in stockholders’ equity:
Undesignated Preferred Stock $.001 par value, 25,000,000 shares authorized Convertible Redeemable Preferred Stock, $10 par value; 100,000 authorized, 6,000 issued and outstanding at December 31, 2004 and 2003	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at December 31, 2004 and 2003	175	175
Common Stock, $.001 par value; 300,000,000 shares authorized, 214,369,622 and 205,745,290 shares issued and outstanding at December 31, 2004 and 2003	214,370	205,745
Additional paid-in capital	31,394,443	30,877,549
Accumulated deficit	(35,780,924)	(35,144,196)

Total stockholders’ deficit	(4,111,936)	(4,000,727)

	$1,436,530	$1,044,666

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	Restated	Restated
	2004	2003
Revenues – sales of products	$1,150,154	$1,661,911
- license fees	652,000	—

	1,802,154	1,661,911

Operating costs and expenses:
Cost of sales	675,927	948,215
General and administrative	923,255	1,238,098
Research and development	163,512	101,830
Research and development – Mycosol	325,000	—

	2,087,694	2,288,143

Loss from operations	(285,540)	(626,232)

Other income (expense):
Interest expense	(443,515)	(384,208)
Realized gain (loss) on marketable securities	(9,694)	(72,768)
Unrealized gain on marketable securities	98,523	66,303
Gain on extinguishment of debt	—	101,700
Interest and dividend income	3,498	331

	(351,188)	(288,642)

Net loss before income tax	$(636,728)	$(914,874)

Income tax	—	—

Net loss	$(636,728)	$(914,874)

Net loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	209,484,117	191,916,724

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years ended December 31, 2004 and 2003

(Restated)

		Number of Shares
	Convertible
	Redeemable	Series B		Capital	Accumulated	Stockholders’
	Preferred	Preferred	Common	Stock	Deficit	Equity (Deficit)
Balances at January 1, 2003	6,000	174,219	183,274,887	$30,107,123	$(34,229,321)	$(4,122,198)

Conversion of convertible debentures			15,660,763	805,295		805,295

Common stock issued for
- services			1,409,640	51,794		51,794
- partial conversion of loan & security agreements			400,000	6,200		6,200
- purchase of HQNT securities			5,000,000	172,667		172,667

Net loss	—	—	—	—	(914,874)	(914,874)

Balances at December 31, 2003	6,000	174,219	205,745,290	31,143,079	(35,144,195)	(4,001,116)

Conversion of convertible debentures			500,000	25,000		25,000

Common stock issued for
- cash received for exercise of warrants			1,000,000	30,000		30,000
- payment of debt			1,552,272	77,614		77,614
- services			2,346,254	143,295		143,295
- HQNT inventory deposit			3,225,806	250,000		250,000

Net loss	—	—	—	—	(636,729)	(636,729)

Balances at December 31, 2004	6,000	174,219	214,369,622	31,668,988	$(35,780,924)	$(4,111,936)

		Less par values:
		Convertible redeemable preferred		(60,000)
		Series B preferred		(175)
			Common	(214,370)

			Paid in capital	$31,394,443

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	Restated	Restated
	2004	2003
Cash flows from operating activities
Net (loss)	$(636,728)	$(914,874)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	16,629	12,690
Common stock issued for services	143,295	51,794
Realized (gain) losses on sales of marketable securities	9,694	72,768
Unrealized (gain) losses on marketable securities	(98,523)	(66,303)
Marketable securities received as revenue	(652,000)	(581,322)
Writeoff of Mycosol investment in 2004 consolidation	50,000	—
Common stock issued for interest expense	—	174,586
Proceeds from sale of marketable securities	998,528	661,924
Purchases of marketable securities	—	(165,700)
Change in:
Accounts receivable	(110,355)	27,882
Inventory	(206,202)	101,188
Due from stockholders	69,764	—
Marketable securities	62,134	—
Other current assets	(3,950)	(1,084)
Accounts payable	(65,377)	330,713
Accrued liabilities	393,302	60,719
Customer deposits	(62,064)	20,658
Due to shareholders	(34,039)	(67,701)

Net cash (used) by operating activities	(125,892)	(282,062)

Cash flow from investing activities:
Investment in Mycosol	—	(50,000)
Deposits	(9,375)	—
Purchases of property and equipment	(15,687)	—
Escrow deposit	(110,000)	—
Patent development	(118,000)	(50,000)

Net cash (used) provided by investing activities	(253,062)	(100,000)

Cash flow from financing activities:
Proceeds from convertible debentures	380,000	291,775
Proceeds from exercise of options	30,000	—
Net payments on capital leases and debt	(6,525)	(5,150)
Net proceeds from borrowings	—	107,895

Net cash provided by financing activities	403,475	394,520

Net increase (decrease) in cash and equivalents	24,521	12,458

Cash and equivalents, beginning of year	101,506	89,048

Cash and equivalents, end of year	$126,027	$101,506

See accompanying notes to the consolidated financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of Veridien’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Organization, Business and Control

Viral Control Technology, Inc. was formed in Delaware on August 10, 1988. Viral Control was acquired in a reverse merger by Valencia Enterprises, Inc., and changed its name to Veridien Corporation on November 8, 1991.

Veridien was founded to develop disinfectants and sterilants. Veridien’s research and development efforts now focus on further development of infection control chemicals and on devices, both medical and commercial, which utilize Veridien’s liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end, Veridien’s VIRAHOL®/ VIRAGUARD® formula is now marketed in liquid form, in an antiseptic hand gel, and in towelettes for both hand and hard surface applications. Veridien expanded its product offerings to include unique “Healthy Lifestyle” products including sun protection products.

2. Principles of Consolidation

The accompanying financial statements include the accounts of Veridien and its wholly-owned subsidiaries. Veridien’s Consolidated Financial Statements also include the accounts of Mycosol, Inc., a Variable Interest Entity where Veridien is the primary beneficiary because of its financial control. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in our consolidated financial statements. Where Veridien’s ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Statements of Financial Position as a liability.

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

4. Cash Equivalents

Veridien considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

5. Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is recognized when the products are shipped. Revenue from licensing and service fees during 2004 was a single occurrence from a relationship with H-Quotient (HQNT), who had purchased Webpack, a Veridien supplier. HQNT had hired Veridien in 2003 to develop two new products which it had planned to sell. In early 2004, H-Quotient paid for these development services and the corresponding license to sell them with 400,000 shares of its common stock, then valued at its fair market value of $652,000. The product development and testing was completed by Veridien during 2004. Later in 2004, HQNT and subsidiaries changed the relationship to that of a supplier by designing and producing packaging of some of these products for Veridien. Veridien advanced 5,000,000 of its common shares as a deposit valued at is then-fair market value of $250,000, and this is netted on the financial statements against the $241,500 of additional deposits in the form of HQNT stock issued by HQNT to Veridien. Veridien expects to take delivery of these new products commencing in mid-2005. Subsequent payments by HQNT are shown as a liability, pending repayment or delivery of goods or services by Veridien. See Note D for additional explanations of the HQNT relationship.

6. Accounts Receivable

Veridien uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

7. Inventories

Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2004, raw materials and finished goods amounted to $209,431 and $122,271, respectively. At December 31, 2003, raw materials and finished goods amounted to $28,035 and $97,465, respectively.

8. Marketable Securities

Marketable Securities is comprised of HQNT common stock which is classified by Veridien as trading securities, and is carried at fair market value. Changes in the fair market value are shown as unrealized gains and losses included in the statement of operations.

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

10. Patents

Veridien capitalizes certain costs, primarily legal and other fees, related to patents. Accumulated costs are amortized over the estimated lives of the patents using the straight-line method, commencing at the time the patents are issued.

11. Investment in Mycosol – Cost Basis

During 2003, Veridien invested $50,000 in preferred stock of Mycosol, Inc. Beginning June 2004, because Veridien became the primary funding source, Mycosol was consolidated as a Variable Interest Entity.

12. Stock-Based Compensation

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

Veridien believes that this information is insignificant due to the fact that its effect would be anti-dilutive due to continuing losses Veridien is experiencing.

15. Asset Impairment

Veridien is required to test it’s other assets and intangibles with indefinate useful lives for impairment on a periodic basis, which could have an adverse effect on Veridien’s consolidated financial statements if these assets are deemed impaired.

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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $36 million. Veridien has a deficit in stockholders’ equity of $4.1 million, a deficit in working capital of $.9 million and is experiencing a continuing cash flow deficiency.

During 2004, Veridien’s operating activities resulted in cash outflows of $125,892. In addition, Veridien used $118,000 for patent development, made a $15,687 addition to property and equipment used $119,375 for deposit and made $6,525 in capital lease payments. In order to fund these cash outflows, Veridien received net proceeds of $380,000 from the sale of convertible debentures and $30,000 from the exercise of warrants.

These proceeds, together with the cash balance at the beginning of the year, provided Veridien’s cash needs, resulting in a net cash increase of $24,521 during 2004.

Veridien plans to continue to liquidate its marketable securities and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2005. In addition, Veridien plans to pursue additional cash through sales of convertible debentures.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of Veridien and that such operations will be profitable and provide adequate cash flows. Further, Veridien’s ability to continue its operations and successfully defend itself against potential claims or assessments is dependent on its ability to obtain additional debt and equity financing, employ cash management techniques and aggressively market its products.

The consolidated financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Veridien be unable to continue in existence.

NOTE C – CONSOLIDATION OF MYCOSOL

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

Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Veridien obtained the rights to acquire 37.5% of Mycosol based on future purchase of preferred stock. Veridien had no common stock equity ownership in Mycosol at December 31, 2004 but had a right to acquire a further 12.5% of Mycosol through a common share purchase from the Mycosol principals. Veridien has other agreements with the Mycosol principals and Mycosol shareholders which would allow it to obtain a majority interest in Mycosol. Veridien is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses.

Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol. It is anticipated that both Veridien and Mycosol will provide logistic support to each other.

At December 31, 2004, Veridien has advanced $470,000 of loans that are convertible into Mycosol preferred stock and has also purchased $125,000 of preferred stock. All Mycosol preferred stock is convertible into Mycosol common stock. These amounts as well as a $100,000 fee paid by Mycosol to Veridien for management services have been eliminated in consolidation.

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

$525,000

NOTE D – MARKETABLE SECURITIES

Veridien owned 203,733 shares of HQNT at December 31, 2002 valued at $166,831. During 2003, Veridien purchased 441,967 shares for $165,700 and 5,000,000 shares of Veridien common stock valued at $172,667, and received 1,000,000 shares as payment on sales to Pacific Shores valued at $581,322. During 2003, Veridien sold 985,400 shares for net cash proceeds of $661,924, leaving 660,300 shares valued at $475,416.

Also during 2003, HQNT hired Veridien to develop two new products for HQNT. In early 2004, HQNT issued 400,000 of its common shares to Veridien as payment for these product development and licensing fees valued at the fair market value of the HQNT shares of $652,000. In mid-2004, HQNT issued 344,500 shares to Veridien valued at their fair market value of $241,500 for a deposit to purchase Veridien inventory. No inventory shipments were ever made to HQNT during 2004. Also in mid-2004, Veridien issued 3,225,806 Veridien common shares to HQNT for a deposit towards the manufacturing for the same two new products that HQNT had hired Veridien to develop and other products. These shares are valued at their fair market value of $250,000. The values for the 344,500 HQNT shares ($241,500) and 3,225,806 Veridien shares ($250,000) are netted as a Veridien other current asset ($8,500) as of December 31, 2004.

Also during 2004, Veridien sold 703,369 HQNT shares for net cash proceeds of $998,528 and received a stock dividend of 18,001 shares, leaving 719,432 shares at their fair market value of $395,687 at December 31, 2004. The remaining $1,396 in the carrying value of marketable securities as of December 31, 2004 is 10,741 shares of HNST common stock.

NOTE E - NOTES PAYABLE

NOTE E – NOTES PAYABLE

In October 1995, Veridien secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2003, the holder converted $6,200 of debt into 400,000 common shares. Originally the loan agreement granted the lender warrants to purchase 51% of Veridien’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by substantially all assets and requires semi-annual payments of interest only with the entire principal balance due January 10, 2006. As of December 31, 2004, the remaining amount due was $243,342, and $210,800 of interest has accrued under the agreement.

During 2003, Veridien received a short term loan in the amount of $75,000. This loan was due on demand with a stated interest rate of 10% per annum and was repaid during the first quarter of 2004.

At December 31, 2003, Veridien owed $472,326 as a result of the conversion of an account payable. The note carries interest at 10% per annum and is due on demand. This note was converted into a convertible debenture during 2004.

NOTE F – CONVERTIBLE DEBENTURES

During 2004 and 2003, Veridien received $380,000 and $291,775, respectively, from the sale of convertible debentures. Interest is accrued at a rate of 8 — 10% per annum, compounded in full, with various maturities from January 2005 to December 2007. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.

Maturities of convertible debentures for the next three years are as follows:

2005	$449,000
2006	$1,046,162
2007	$2,460,811

NOTE G – COMMITMENTS AND CONTINGENCIES

Veridien from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. Veridien is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Veridien leased office and warehouse facilities for $1,625 per month under a lease that expired December 31, 2004. The building was sold in December 2004 and Veridien is currently on a month-to-month lease at the previous rates while the party they sublease from negotiates more permanent terms with the new owners. Rent expense was $19,093 and $19,500 for 2004 and 2003, respectively.

NOTE H – CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1994, Veridien prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At the option of the Company, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at the election of the Company, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2004, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2004 or 2003. At December 31, 2004, preferred stock dividends in arrears totaled approximately $60,000.

NOTE I – SERIES B CUMULATIVE PREFERRED STOCK

The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series is senior to the Common Stock and is senior to all other classes and series except that it is junior to the Convertible Redeemable Preferred Stock (Note I) with respect to the payment of dividends. Each share has that number of votes equal to the number of share of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share is convertible into 20.04010695 shares of Common Stock. These shares are entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by Veridien’s Board of Directors times the number shares of Common stock into which each share of Series B is convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.

NOTE J – STOCK WARRANTS

During 2004, 1,000,000 warrants issued under the terms of a consulting contract with a related party were exercised at the price of $0.03 for proceeds of $30,000. In addition, during 2004, 1,000,000 warrants were issued under the terms of a consulting contract at an exercise price of $0.07 and 250,000 warrants expired.

During 2003, 500,000 warrants were issued under the terms of an employment contact at an exercise price of $.08 and 1,000,000 warrants were issued under the terms of a consulting contract with a related party at an exercise price of $.05. In addition, during 2003, 5,604,539 warrants expired.

As described in Note I, Veridien offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock results in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants are recorded at their fair market value at the time of issuance less the exercise price of $.01 and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant.

As described in Note A, in October 1995, Veridien entered into a 10% Convertible Senior Secured Term Loan agreement. The original agreement required Veridien to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement was in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001.

At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2003, the lender(s) had converted $2,256,658 of the debt and the lender’s warrants were exercised into 64,514,388 common shares and 213,590 Series B preferred shares (convertible into 4,280,350 common shares) at a combined cost of $0.033 per common share.

Veridien has no formal plans with regards to the issuance of stock warrants. Periodically, Veridien may issue warrants to an employee or vendor. The warrants are typically issued with an exercise price equal to fair value at issuance and are typically vested immediately.

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

NOTE K – INCOME TAXES

There is no income tax provision for 2004 and 2003 due to net operating losses for which no benefit is currently available. Veridien has net operating loss carryforwards of approximately $22,400,000 at December 31, 2004, available to offset future taxable income from 2005 through 2025.

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

Non-cash investing and financing activities: during 2004, Veridien issued 500,000 common shares in conversion of convertible securities of $25,000, 3,225,806 common shares to HQNT for a purchase deposit of $250,000 (see Note D), and 1,552,272 common shares to extinguish debt of $77,614. Veridien issued $2,080,811 of convertible debentures (Note G) in exchange for $472,387 of existing notes payable, $549,714 of accounts payable, $587,495 of accrued interest and $471,215 of existing convertible debentures.

During 2003, Veridien issued 14,101,323 common shares in conversion of convertible securities in the amount of $630,709; 1,559,440 common shares in exchange for interest of $174,586, 5,000,000 common shares in exchange for marketable securities of $172,667, and 1,409,640 common shares in exchange for services of $51,794.

NOTE M – RELATED PARTY TRANSACTIONS

Veridien has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which Veridien’s President and CEO is an officer and a director. These transactions are detailed elsewhere in these footnotes.

During 2004 and 2003, Veridien utilized the services of a management company which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a director to assist with administrative and organizational functions of the Company. Veridien incurred expenses of $150,122 and $122,770 in 2004 and 2003, respectively for professional services and related costs. At December 31, 2004, these fees remain unpaid in the amount of $31,573 and are included in accounts payable.

During the fourth quarter 2003, a company which has as its senior officer and director the individual who serves as Veridien’s President /CEO and a director, advanced a short term loan in the amount of $75,000 to Veridien. This loan with interest accrued at 10% was repaid during the first quarter of 2004.

During 2004, Veridien utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate and sales functions. Compensation in cash of $30,000 and 400,000 common shares were paid.

NOTE N – MAJOR CUSTOMERS

During 2004, Veridien’s sales to six customers comprised 73% of total sales and range from 2% to 40 % each.

During 2003, Veridien’s sales to eight customers comprised 75% of total sales and range from 2% to 35% each. Thirty-five percent of sales were exchanged for marketable securities (See Note D).

NOTE O – RESTATEMENT OF 2003

In 2003, Veridien reported some convertible debenture conversions in error. Veridien underreported interest expense by $206,537 and did not report a gain from debt extinguishment of $101,700.

In 2003, Veridien overstated a realized gain on sale of marketable securities by $73,000 which should have been credited to additional paid in capital.

These corrections have been reflected in the 2003 consolidated financial statements and added an additional loss of $177,837 to the 2003 net loss.

There were errors and misstatements in Restatement 1 of the December 31, 2003 financials discovered in 2005 which have been corrected. See the notes below.

	As Originally
As of December 31, 2003	Reported	Corrections	As Restated
Total Assets	$1,044,666	$—	$1,044,666
Total Liabilities	5,045,393	—	5,045,393
Stockholders’ deficit
Par and paid in capital	30,965,243	177,836	31,143,079
Accumulated deficit at December 31, 2002	(34,229,321)	—	(34,229,321)
Net loss for 2003	(737,037)	(177,836)	(914,874)

Basic and diluted net loss per share	$(.00)	—	$(.00)
Weighted average common shares outstanding	191,916,724	—	191,916,724

Changes made:
- convertible debenture conversion pricing errors, charged as interest expense		(206,869)
- previously unreported gain on debt extinguishment		101,700
- adjustment to gain (loss) of marketable securities		(72,667)

Net increase in reported loss		$(177,836)

NOTE P - RESTATEMENT OF 2004

In early 2004, H-Quolient, Inc. (HQNT) issued 400,000 of its common shares to Veridien as payment for products developed and licensing fees valued at the fair market value of the HQNT shares of $652,000. In 2004, Veridien recorded the stock in error at a discounted value of $456,000 and should have reported it using a non-impaired marketable securities value of $652,000; a difference of $196,000. This recording error resulted in errors in the subsequent calculation of realized and unrealized gains and losses for 2004. The corrected Realized (Loss) on investment ($9,694) replaces the previously reported Realized Gain of $216,173. The corrected Unrealized Gain of $98,523 replaces the previously reported Unrealized (Loss) of ($52,409). The summation of the corrections is a reduction in the previously reported loss of ($757,793) by $121,065 to ($636,728). Also see Note D- Marketable Securities for more explanation on 2004 end of year value.

NOTE P – RESTATEMENT OF 2004

	As Originally
As of December 31, 2004	Reported	Corrections	As Restated
Assets
Cash	$126,027	$—	$126,027
Accounts receivable	180,678	—	180,678
Inventory	331,702	—	331,702
Marketable securities	167,225	229,858	397,083
Other current assets	67,587	8,500	76,087
Property and equipment, net	27,648	—	27,648
Long-term portion of marketable securities	108,793	(108,793)	—
Other assets, net	297,305	—	297,305

Total Assets	$1,306,965	$129,565	$1,436,530

Liabilities
Accounts payable	$275,505	—	$275,505
Notes payable	289,347	—	289,347
Convertible debentures	3,955,973	—	3,955,973
Accrued liabilities	1,027,641	—	1,027,641
Customer deposits	160,855	(160,855)	—

Total Liabilities	5,709,321	(160,855)	5,548,466

Stockholders deficit
Par and paid in capital	31,499,633	169,355	31,668,988
Accumulated deficit at December 31, 2003	(35,144,196)	—	(35,144,196)
Net loss for 2004	(757,793)	121,065	(636,728)

Total Stockholders Deficit	(4,402,356)	290,420	(4,111,936)

	$1,306,965	$129,565	$1,436,530

Changes made:
- marketable securities pricing errors		$121,065

Net decrease in reported loss		$121,065

NOTE Q – SUBSEQUENT EVENTS

On February 28, 2005, Veridien amended its previously reported agreement with Mycosol, Inc. and Mycosol’s three founding shareholders (see Form 10-QSB June 30, 2004) by increasing the maximum Series A Preferred Stock subscription amount available to the Company from $1,500,000 to $1,875,000.

On February 28, 2005, Veridien exercised its option with Mycosol, Inc. and their three founding shareholders to exchange 6,000,000 shares of its common stock (issued to the three founding shareholders of Mycosol) for 687,500 shares of Mycosol common stock.

On March 7, 2005, an unrelated third party, participating with Veridien as permitted under Veridien’s agreement with Mycosol, Inc. and their three founding shareholders acquired 458,333 shares of the common stock of Mycosol, Inc. from Veridien. Veridien agreed with the unrelated third party to permit such third person at their option to (i) exchange until December 31, 2005 their 458,333 common shares of Mycosol, Inc. for 9,803,992 Veridien common shares; or if not so exchanged (ii) commencing January 1, 2007 for a period of 3 months after notice by Veridien, to Put to Veridien 229,167 common shares of Mycosol, Inc. for $250,000 payable in cash or Veridien’s common stock at Veridien’s option.

On March 8, 2005, Veridien acquired a further 250,000 shares of Mycosol’s Series A Preferred Stock for $250,000.

Item 8A Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 for the reasons described below.
1. In connection with an inspection (which began in October 2004) by the Public Company Accounting Oversight Board of our auditors Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”), the Company discovered the following errors in the accounting for transactions in the 2003 fiscal period:
•	Some Convertible Debenture conversions were reported in error. We underreported interest expense by $ 206,537 and did not report a gain from debt extinguishment of $ 101,700.

•	We overstated a realized gain on sale of marketable securities by $ 72,667 which should have been credited to additional paid in capital
These corrections were quantified by the Company in March 2005 through consultation with external accounting professionals and resulted in an additional loss of $177,837 to the 2003 net loss. The Restated financials were included in the Company’s Form 10KSB filed March 31, 2005.
2. In connection with questions raised by the Securities and Exchange Commission in a comment letter of May 2005, the Company discovered errors in the accounting for marketable securities in the 2004 fiscal period. These errors resulted from recording of the valuation, at the insistence of our previous auditors (CCMG), of securities we owned at a discounted price when the shares should have been reported as non-impaired marketable securities. The Company accepted restricted common shares of HQNT as payment for services provided. The Company recorded the income for the services at a discount due to the fact the share were restricted. We have since been advised that although the shares were restricted, with no other conditions relating to their sale present, they should have been recorded at market value without a discount. The accounting impact of the correction was (i) an increase in our sales, as the original value of the securities received as payment of license services was discounted when it should not have been; and (ii) changes in our realized and unrealized gains and losses as a result of the initial valuation and valuation of the securities throughout our ownership of them.
These corrections have been made in the financial statements being filed herein and resulted in a decrease in the Company’s reported loss for 2004 by $ 121,065.
Because of the issues raised by one or both of these situations the Company has taken the following action:
•	On March 30, 2005 the Board of Directors directed the Audit Committee to begin the process of seeking alternative auditors for the Company and to engage such alternative firm as they deemed acceptable. There were no disagreements with the Company’s auditors CCMG, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CCMG would have caused it to make reference to such disagreements in its reports. The decision of the Board to change auditors was made on the basis of their belief that the Company required the expertise and experience of an auditing firm with broader experience in the auditing of public companies and compliance with current SEC reporting requirements, than that of the Company’s previous auditors (CCMG).
The Audit Committee conducted a search and on April 27, 2005 the Company retained the accounting firm of Malone & Bailey, P.C. to act as its independent certified public accountants.
•	At the direction of Management, financial staff attended training provided by the SEC Institute in June 2005. Attendance at this seminar was designed to ensure staff are current on changes in SEC policy and requirements. It is the intention of management that this type of professional development be supported and continued by the Company.

•	On June 27, 2005 Mr. Russell Van Zandt, Chairman of the Veridien Board of Directors, at the request of the Audit Committee agreed to take on the additional operational responsibility of Chief Financial Officer of the Company. Mr. Van Zandt will manage and oversee the accounting functions of the Company.

•	Management has adopted a policy and procedure whereby financial management, when dealing with the reporting of transactions that involve complex and unusual accounting matters, will formally research relevant accounting literature relating to the issues and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to accounting for the transaction(s).
There were changes made to our internal control over financial reporting that occurred during this period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton

Sheldon C. Fenton, C.E.O./President

Date	November 2, 2005

By	/s/ Russell Van Zandt.

Russell Van Zandt, C.F.O.

Date	November 2, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton

Sheldon C. Fenton, C.E.O. & President

Date	November 2, 2005

By	/s/ Russell D. Van Zandt

Russell D. Van Zandt, C.F.O. & Chairman of the Board of Directors

Date	November 2, 2005

By	/s/ Rene A. Gareau

Rene A. Gareau, Vice Chairman of the Board of Directors

Date	November 2, 2005