Form 10QSB/A
period 2005-03-31
VERIDIEN CORP
filed 2005-11-02
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(Amendment No.1)

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
Yes ☐ No ☑

EXPLANATORY NOTE
This quarterly report on Form 10-QSB/A (Amendment No.1) is being filed by the Company to amend the Company’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission on May 31, 2005.
This amendment includes changes to Item 1, Item 2 and Item 3 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-QSB has been amended, and such items shall remain in effect as of the filing date of the original Form 10-QSB. Additionally, this Form 10-QSB/A (Amendment No.1) does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.
Part I — Items 1 and 2 are amended to incorporate the Company’s Restated year-end December 31, 2004 financial statements (see Form 8-K filed by the Company September 30, 2005). The December 31, 2004 year-end financial numbers appear as comparable numbers in this document.
There are also changes to the March 31, 2005 previously reported numbers to the extent that changes in closing values for certain marketable securities in 2004 resulted then in changes to opening value in 2005 and hence effect the subsequent investment gains/losses (realized/unrealized) and asset valuations in 2005. The changes can be summarized as follows:

	March 31, 2005	March 31, 2005	Dec 31, 2005	Dec 31, 2004
	Previously	Restated	Previously	Restated
	reported		reported

BALANCE SHEET
Current Assets	1,187,454	1,375,954	873,219	1,111,577
Non-current Portion of Marketable Securities	110,000	0	108,793	0
Total Assets	1,932,353	2,010,853	1,306,965	1,436,530
Current Liabilities	2,236,583	2,075,729	2,202,347	2,041,492
Additional Paid-In Capital	31,631,626	31,800,983	31,225,088	31,394,443
Current Period (Loss)	(419,607)	(470,675)	(757,793)	(636,723)
Total Liabilities & Shareholders’ Deficit	1,932,353	2,010,853	1,306,965	1,436,530

INCOME STATEMENT
General, Sales & Admin Expenses	261,962	263,171
Unrealized (Loss) on Investments	(30,741)	(80,600)
Net (Loss) before Minority Interest	(571,906)	(622,974)
Net Income (Loss)	(419,607)	(470,675)
The disclosure in Part I — Item 3 Controls and Procedures has been amended.

Pages
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis	8
Item 3. Controls and Procedures	16

PART II OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

(d)	Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
Current assets:
Cash	$546,359	$126,027
Marketable securities	316,483	397,083
Accounts receivable, net of allowance of $21,640 and $12,640	102,345	180,678
Inventory	358,265	331,702
Prepaid expenses and other current assets	52,502	76,087

Total current assets	1,375,954	1,111,577

Property and equipment, net of accumulated depreciation of $408,908 and $397,250	25,794	27,648

Other assets:
Patents, net of accumulated amortization of $507,355 and 506,077, respectively	191,105	176,305
Goodwill	410,000	110,000
Security deposits	8,000	11,000

Total Assets:	$2,010,853	$1,436,530

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
March 31, 2005 and December 31, 2004

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
Liabilities and Deficit in Shareholders’ Equity
Current liabilities:
Note payable	190,187	289,347
Current portion of convertible debentures	628,291	449,000
Accounts payable	397,509	275,504
Accrued liabilities	859,742	1,027,641

Total current liabilities:	2,075,729	2,041,492
Long term liabilities:
Convertible debentures	3,527,682	3,506,973

Total liabilities:	5,603,411	5,548,465

Minority interest	570,061	-0-

Shareholders’ deficit:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 and 6,000 issued and outstanding at March 31, 2005 and December 31, 2004	60,000	60,000
Series B preferred stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at March 31, 2005 and December 31, 2004	175	175
Common stock — $.001 par value; 300,000,000 shares authorized, 227,820,898 and 214,369,622 issued and outstanding at March 31, 2005 and December 31, 2004	227,821	214,370
Additional paid-in capital	31,800,983	31,394,443
Accumulated deficit	(35,780,923)	(35,144,195)
Current period profit/(loss)	(470,675)	(636,728)

Total shareholders’ deficit:	(4,162,619)	(4,111,935)

Total Liabilities and Shareholders’ Deficit:	$2,010,853	$1,436,530

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the three months ended
March 31, 2005 and March 31, 2004

	March 31, 2005	March 31, 2004
Revenue	$317,378	$577,069

Operating costs and expenses:
Cost of revenue	226,104	84,465
General, selling, and administrative	263,171	249,365
Research and development	249,587	41,881

	738,862	375,711

Other income (expense):
Interest expense	(121,334)	(98,824)
Realized gain (loss) on investments	-0-	(8,445)
Unrealized gain (loss) on investments	(80,600)	295,402
Interest income	444	269

	(201,490)	188,402

Net income (loss) before minority interest	(622,974)	389,760

Minority interest in Mycosol loss	152,299	-0-

Net income (loss)	$(470,675)	$389,760

Net income (loss) per common share	($0.002)	$0.002

Weighted average share outstanding	225,734,619	207,275,534

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(470,675)	$389,760
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	11,658	4,699
Stock issuances for services	6,600	99,481
Revenue — non-cash (stock)	—	(456,000)
Realized (gains) losses on marketable securities	—	8,445
Unrealized (gains) losses on marketable securities	80,600	(295,402)
Proceeds from sale of marketable securities	—	244,214
Minority interest	(152,299)	—
Changes in
Marketable securities	—	—
Accounts receivable	78,333	(2,162)
Inventory	(26,563)	13,560
Other current assets	23,585	19,105
Accounts payable	122,005	(134,933)
Accrued expenses	88,364	86,306
Due to stockholders	—	516

Net cash (used) by operating activities:	(238,392)	(22,411)

Cash flow from investing activities:
Purchase of property and equipment	(9,805)	—
Increase in patents	(14,800)	—
Decrease in deposits	3,000	—
Investment in unconsolidated subsidiary (Mycosol)	—	(75,000)

Net cash (used) by investing activities:	(21,605)	(75,000)

Cash flow from financing activities:
Proceeds from Mineola advance	500,000	—
Proceeds from convertible debentures	200,000	330,000
Payments on notes payable	(19,671)	(66,036)

Net cash provided by financing activities:	680,329	263,964

Net increase/(decrease) in cash	420,332	166,553
Cash at beginning of quarter	126,027	101,506

Cash at end of quarter	$546,359	$268,059

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	300,000

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
Note A — Consolidation of Variable Interest Entity — Mycosol Investment
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
Note B — Convertible Debentures
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
The flagship product, VIRAGUARD® Hospital Disinfectant/Cleaner & Instrument Presoak, is a skin friendly, patented, U.S. — EPA and Health Canada registered, surface disinfectant (spray). Additional product delivery systems include: Viraguard® Hospital Surface Disinfectant Towelettes, Viraguard® Heavy Duty Textured Hospital Surface Disinfectant Towelettes, Viraguard® Extra Large Heavy Duty Textured Hospital Surface Disinfectant Towelettes and Viraguard® Toilet Seat Wipes.
Viraguard® Antiseptic Hand Gel, Viraguard® Antiseptic Hand Spray and Viraguard® Antiseptic Hand Wipes are U.S. — FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation.
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
During 2004 the Company decided to make a strategic extension of its current focus by partnering with innovative pioneers to pursue development of proprietary technology. To this end, the Company entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While Veridien’s focus is on anti-infectives —killing bacteria, mold, mildew, and viruses — through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials — particularly mold. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. (see Note 1 — Principles of Consolidation where there is a complete description of the Variable Interest Entity (VIE), namely Mycosol, Inc.) As of March 31, 2005 our investment in Mycosol includes $780,000 in cash and $300,000 in equivalent value of Veridien stock, for a total 31.31% interest in Mycosol.
The Company has incurred losses since its incorporation. At March 31, 2005, the Company had an accumulated deficit of $35,251,598. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations
First Quarter ended March 31, 2005 vs. First Quarter ended March 31, 2004

	First Quarter		Percentage of
	March 31		Gross Revenue
	2005	2004	2004	2003
Revenue	$317,378	$577,069	100%	100%
Cost of Revenue	226,104	84,465	71%	15%
Gross Profit	91,274	492,604	29%	85%

Operating Expenses:
General, Selling & Administrative	263,171	249,365	83%	43%
Research & Development	249,587	41,881	79%	7%
Other Income (Expense) Net	(201,490)	188,402	(63)%	33%
Net Income (Loss) Before Minority Interest	(622,974)	389,760	(196)%	68%
Minority Interest	152,299	-0-	48%	0%
Net Income (Loss) Before Taxes	$(470,675)	$389,760	(148)%	68%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$(470,675)	$389,760	(148)%	68%
Consolidated gross revenues for first quarter 2005 decreased by $554,918 or 64% to $317,822 compared with $872,740 in first quarter 2004.
•	Gross revenue from product sales increased for first quarter 2005 by $196,309 or 162% to $317,378 compared with $121,069 in first quarter 2004. This increase can be attributed to the fulfillment of an order to Dupont. Gross revenue from licensing and service fees decreased for first quarter 2005 by $456,000 or 100% to $-0- compared with $456,000 in first quarter 2004. During first quarter 2004 the Company signed an agreement with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending.

•	During the first quarter 2004, the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004.

•	Interest income for first quarter 2005 increased by $175 or 65% to $444 compared with $269 in first quarter 2004.
Consolidated gross expenses for first quarter 2005 increased by $457,816 or 95% to $940,796 compared with $482,980 in first quarter 2004.
•	The cost of revenue for the first quarter increased as a percentage of total revenue to 71% in 2005 from 15% in 2004. The cost of goods sold from products sales for first quarter 2005 increased by $152,042 or 205% to $226,104 compared with $74,062 in first quarter 2004. This can be attributed to an increase in product sales of 162% for the same period. The cost of goods ratio as a percentage of product sales was 71% in first quarter 2005 compared to 61% in first quarter 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins due to increases in raw material costs passed on by our suppliers. The cost of revenue from licensing and service fees for first quarter 2005 decreased by $10,403 or 100% to $-0- compared with $10,403 in first quarter 2004. The cost of revenue as a percentage of licensing and revenue fees was 2% for first quarter 2004. The Company continues to work to improve margins with the introduction of new products, and to provide licensing and service fees for Veridien’s patented and unique products.

•	General, selling, and administrative expenses for first quarter 2005 increased by $13,806 or 6% to $263,171 compared with $249,365 in first quarter 2004. Increases that affected general and administrative expenses were associated with professional public company, legal, consulting and accounting fees for first quarter 2005 that increased by 31% to $68,194 compared with $52,179 in first quarter 2004. Increases in general and administrative costs were associated with insurance fees for first quarter 2005 that increased by 13% to $22,161 compared with $19,538 in first quarter 2004. Increases that affected general and administrative costs were associated with rent expense for first quarter 2005 that increased by 8% to $6,347 compared with $5,864 in first quarter 2004. Decreases in general and administrative costs were associated with sales and marketing expenses for first quarter 2005 that decreased by 3% to $100,391 compared with $103,236 in first quarter 2004.

•	Research and development expenses for first quarter 2005 increased by $207,706 or 496% to $249,587 compared with $41,881 in first quarter 2004. This represents $27,868 for the Company and $221,719 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During first quarter 2004, the Company sold 358,869 HQNT shares and realized a loss of $8,445 due to the decline in the FMV of the stock from December 31, 2003 at $.72.

•	During first quarter 2005, the Company recorded an unrealized loss in the amount of $80,600 which reflects the decline in the fair market value of 701,506 HQNT common shares from $.55 to $.45 and a decline in the fair market value of 10,741 Healthnostics, Inc. (HNST) common shares from $.13 to $.075 at March 31, 2005.

•	Interest expense for first quarter 2005 increased by $22,510 or 23% to $121,334 compared with $98,824 in first quarter 2004. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Net income (losses) increased to a net loss before Minority interest in Mycosol to $622,974 for first quarter 2005 from a net income of $389,760 for first quarter 2004 Net income (losses) increased to a net loss after Minority interest in Mycosol to $470,675 for first quarter 2005 from a net income of $389,760 for first quarter 2004 .
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of March 31, 2005 and March 31, 2004 we had working capital deficits of approximately $699,775 and $2,405,606 respectively. Our previous independent certified public accountants stated in their report on the 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
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

Item 3. Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 for the reasons described below. On March 30, 2005 the Board of Directors directed the Audit Committee to begin the process of seeking alternative auditors for the Company and to engage such alternative firm as they deemed acceptable. There were no disagreements with the Company’s auditors Carter, Cartier, Melby & Guarino, C.P.A.’s P.A. (“CCMG”) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CCMG would have caused it to make reference to such disagreements in its reports. The decision of the Board to change auditors was made on the basis of their belief that the Company required the expertise and experience of an auditing firm with broader experience in the auditing of public companies and compliance with current SEC reporting requirements, then that of the Company’s previous auditors (CCMG).
The Audit Committee conducted a search and on April 27, 2005 the Company retained the accounting firm of Malone & Bailey, P.C. to act as its independent certified public accountants.
Because of the time involved in acquainting our new accountants with our business and operations, we were unable to file our Quarterly Report on Form 10QSB for the quarter ended March 31, 2005 by the reporting deadline of May 16, 2005. Our report was ultimately filed on May 31, 2005.
Because of the issues raised the Company has taken the following action:
•	At the direction of Management, financial staff attended training provided by the SEC Institute in June 2005. Attendance at this seminar was designed to ensure staff are current on changes in SEC policy and requirements. It is the intention of management that this type of professional development be supported and continued by the Company.

•	On June 27, 2005 Mr. Russell Van Zandt, Chairman of the Veridien Board of Directors, at the request of the Audit Committee agreed to take on the additional operational responsibility of Chief Financial Officer of the Company. Mr. Van Zandt will manage and oversee the accounting functions of the Company.

•	Management has adopted a policy and procedure whereby financial management, when dealing with the reporting of transactions that involve complex and unusual accounting matters, will formally research relevant accounting literature relating to the issues and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist up with respect to accounting for the transaction(s).
There were changes made to our internal control over financial reporting that occurred during this period that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.
PART II
OTHER INFORMATION
Item 6. Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
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

Veridien Corporation
(Registrant)

Date November 2, 2005	By	/s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date November 2, 2005	By	/s/ Russell D. Van Zandt
Russell D. Van Zandt
Chief Financial Officer and Chairman