Form 10QSB/A
period 2005-06-30
VERIDIEN CORP
filed 2005-11-02
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(Amendment No. 1)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-25555
Veridien Corporation
(Name of Small Business Issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3020382 (IRS Employer Identification No.)

2875 MCI Drive, Suite B, Pinellas Park, Florida (Address of principal executive offices)	33782-6105 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

EXPLANATORY NOTE
This quarterly report on Form 10-QSB/A (Amendment No.1) is being filed by the Company to amend the Company’s quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission on August 15, 2005.
This amendment includes changes to Item 1 and Item 2 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-QSB has been amended, and such items shall remain in effect as of the filing date of the original Form 10-QSB. Additionally, this Form 10-QSB/A (Amendment No.1) does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.
Part I — Items 1 and 2 are amended to incorporate the Company’s Restated year-end December 31, 2004 financial statements (see Form 8-K filed by the Company September 30, 2005). The December 31, 2004 year-end financial numbers appear as comparable numbers in this document. There are also changes to the June 30, 2005 previously reported numbers to the extent that changes in closing values for certain marketable securities in 2004 resulted then in changes to opening values in 2005 and hence effect the subsequent investment gains/losses (realized/unrealized) and asset valuations in 2005. The changes can be summarized as follows:

	June 30, 2005		Dec 31, 2004
	Previously	June 30, 2005	Previously	Dec 31, 2004
	reported	Restated	reported	Restated
BALANCE SHEET
Current Assets	925,304	933,805	873,219	1,111,577
Non-current Portion of Marketable Securities	0	0	108,793	0
Total Assets	1,574,429	1,582,930	1,306,965	1,436,530
Current Liabilities	2,435,565	2,274,711	2,202,347	2,041,492
Additional Paid-In Capital	31,640,213	31,809,568	31,225,088	31,394,443
Current Period (Loss)	(840,482)	(961,547)	(757,793)	(636,728)
Total Liabilities & Shareholders’ Deficit	1,574,429	1,582,930	1,306,965	1,436,530

INCOME STATEMENT
General, Sales & Admin Expenses	491,148	508,902
Unrealized (Loss) on Investments	(63,195)	(166,506)
Net (Loss) before Minority Interest	(1,137,586)	(1,258,651)
Net Income (Loss)	(840,482)	(961,547)

		Pages
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

	(a) Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	(b) Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

	(c) Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

	(d) Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART I FINANCIAL INFORMATION
Item 1.
Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
June 30, 2005 and December 31, 2004

	(Unaudited)	(Audited)
Assets	June 30, 2005	December 31, 2004
Current assets:
Cash	$180,002	$126,027
Marketable Securities	230,577	397,083
Accounts receivable, net of allowance $20,885 and $12,640	121,925	180,678
Inventory	366,658	331,702
Prepaid expenses and other current assets	34,643	76,087

Total current assets:	933,805	1,111,577

Property and equipment, net of accumulated depreciation of $411,265 and $397,250	26,279	27,648

Other assets:
Patents, net of accumulated amortization of $508,633 and $506,077	204,846	176,305
Goodwill	410,000	110,000
Security deposits	8,000	11,000

Total Assets:	$1,582,930	$1,436,530

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)
June 30, 2005 and December 31, 2004

	(Unaudited)	(Audited)
Liabilities and Deficit in Stockholders’ Equity	June 30, 2005	December 31, 2004
Current liabilities:
Note payable	$220,281	$289,347
Current portion of convertible debentures	628,291	449,000
Accounts payable	441,332	275,504
Accrued liabilities	984,807	1,027,641

Total current liabilities	2,274,711	2,041,492
Long-term liabilities:
Convertible debentures	3,527,682	3,506,973

Total liabilities:	5,802,393	5,548,465

Minority interest	425,256	-0-

Shareholders’ deficit:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at June 30, 2005 and December 31, 2004	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at June 30, 2005 and December 31, 2004	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 228,008,110 and 214,369,622 shares issued and outstanding at June 30, 2005 and December 31, 2004	228,008	214,370
Additional paid-in capital	31,809,568	31,394,443
Accumulated deficit	(35,780,923)	(35,144,195)
Current period profit (loss)	(961,547)	(636,728)

Total shareholders’ deficit:	(4,644,719)	(4,111,935)

Total Liabilities and Shareholders’ Deficit:	$1,582,930	$1,436,530

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$153,339	$225,348	$470,717	$802,417

Operating costs and expenses:
Cost of revenue	97,361	48,625	323,465	133,090
General, selling, and administrative	245,731	238,125	508,902	487,490
Research and development	250,914	39,287	500,501	81,168

	594,006	326,037	1,332,868	701,748

Income (loss) from operations	(440,667)	(100,689)	(862,151)	100,669

Other income (expense):
Interest expense	(125,981)	(114,037)	(247,315)	(212,861)
Realized gain (loss) on marketable investments	-0-	519,524	-0-	511,079
Unrealized gain (loss) on investments	(85,906)	(214,317)	(166,506)	81,085
Interest income	330	550	774	819
Dividend income	16,547	-0-	16,547	-0-

	(195,010)	191,720	(396,500)	380,122

Net income (loss) before minority interest	(635,677)	91,031	(1,258,651)	480,791

Minority interest in Mycosol loss	144,805	-0-	297,104	-0-

Net income (loss)	$(490,872)	$91,031	$(961,547)	$480,791

Net income (loss) per common share	$-0-	$-0-	$-0-	$-0-

Weight average share outstanding	227,921,635	209,413,926	225,828,127	208,344,730

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(961,547)	$480,791
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	16,571	9,480
Stock issuances for services	15,373	122,223
Revenue — non-cash (stock)	-0-	(556,000)
Realized (gains) losses on marketable securities	-0-	(511,079)
Unrealized (gains) losses on marketable securities	166,506	(81,085)
Proceeds from sale of marketable securities	-0-	998,528
Minority interest	(297,104)	-0-
Changes in
Marketable securities	(16,547)	-0-
Accounts receivable	58,753	6,958
Inventory	(34,956)	(65,438)
Other current assets	41,445	37,771
Accounts payable	165,829	(139,761)
Accrued expenses	195,973	172,612
Due to stockholders	-0-	1,031

Net cash provided (used) by operating activities:	(649,705)	476,031

Cash flow from investing activities:
Purchase of property and equipment	(12,646)	(1,687)
Increase in patents	(31,097)	-0-
Decrease in deposits	3,000	-0-
Investment in unconsolidated subsidiary (Mycosol)	-0-	(310,000)

Net cash used by investing activities:	(40,743)	(311,687)

Cash flow from financing activities:
Proceeds from Mineola advance	500,000	-0-
Proceeds from convertible debentures	200,000	330,000
Proceeds on notes payable	44,423	(43,365)

Net cash provided by financing activities:	744,423	286,635

Net increase/(decrease) in cash	53,975	450,979
Cash at beginning of year	126,027	101,506

Cash at end of quarter	$180,002	$552,485

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	300,000

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
First Quarter — June 30, 2005 Compared with June 30, 2004
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
During 2004 the Company decided to make a strategic extension of its current focus by partnering with innovative pioneers to pursue development of proprietary technology. To this end, the Company entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While Veridien’s focus is on anti-infectives -killing bacteria, mold, mildew, and viruses — through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials — particularly mold. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.
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

Results of Operations
Second Quarter ended June 30, 2005 vs. Second Quarter ended June 30, 2004

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$153,339	$225,348	100%	100%
Cost of Revenue	97,361	48,625	63%	22%

Gross Profit	55,978	176,723	37%	78%

Operating Expenses:
General, Selling & Administrative	245,731	238,125	160%	106%
Research & Development	250,914	39,287	164%	17%

Income (Loss) from Operations	(440,667)	(100,689)	(287)%	(45)%
Other Income (Expense) Net	(195,010)	191,720	(127)%	85%

Net Income (Loss) Before Minority Interest	(635,677)	91,031	(415)%	40%
Minority Interest	144,805	-0-	94%	0%

Net Income (Loss) Before Taxes	(490,872)	91,031	(320)%	40%
Income Taxes	-0-	-0-	0%	0%

Net Income (Loss)	$(490,872)	$91,031	(320)%	40%

Second Quarter — June 30, 2005 Compared with June 30, 2004
Consolidated gross income (operating and non-operating) for second quarter 2005 decreased by $575,206 or 77%, to $170,216 compared with $745,422 in second quarter 2004.
•	Gross revenue from product sales increased for second quarter 2005 by $27,991, or 22%, to $153,339 compared with $125,348 in second quarter 2004. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending. Gross revenue from licensing and service fees decreased for second quarter 2005 by $100,000 or 100% to $-0- compared with $100,000 in second quarter 2004. During the second quarter 2004 the Company recieved service fees for services provided for Mycosol, Inc.
•	During the second quarter 2004 the Company sold 344,500 H-Quotient, Inc. (HQNT) shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in future quarters.

•	Interest income for second quarter 2005 decreased by $220, or 40% to $330 compared with $550 in second quarter 2004.
•	Dividend income for second quarter 2005 increased by $16,547, or 100% to $16,547 compared with $-0- in second quarter. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005. The FMV at June 30, 2005 is $19,427.
Consolidated gross expenses for second quarter 2005 increased by $151,502, or 23%, to $805,893 compared with $654,391 in second quarter 2004.
•	The cost of revenue for the second quarter increased as a percentage of total revenue to 63% in 2005 from 22% in 2004. The cost of goods sold from product sales for second quarter 2005 increased by $48,736 or 100% to $97,361 compared with $48,625 in second quarter 2004. The cost of goods ratio as a percentage of product sales was 63% in second quarter 2005 compared to 39% in second quarter 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 37% and 61%, respectively.

•	General, selling, and administrative expenses for second quarter 2005 increased by $7,606 or 3% to $245,731 compared with $238,125 during the same period of 2004. Decreases that affected general and administrative costs were associated with selling expenses which decreased for second quarter 2005 by 8% to $80,425 compared with $87,332 in second quarter 2004. This decrease is attributable to a reduction in advertising expenses. Decreases that affected general and administrative costs were associated with administrative wages which decreased in second quarter 2005 by 22% to $30,363 compared with $38,812 in second quarter 2004. This decrease is attributable to the decrease in permanent staff versus contracting staff from outside agencies. Additional decreases in general and administrative costs were associated with public company expenses for second quarter 2005 the decrease in this category decreased by less than 1% to $9,909 compared with $9,958 in second quarter 2004. This decrease is attributable to the reduction of costs in maintaining the Company’s website. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2005 that increased by 28% to $54,272 compared with $42,275 in second quarter 2004.

•	Research and development expenses for second quarter 2005 increased by $211,627, or 539% to $250,914 compared with $39,287 in second quarter 2004. This represents $25,748 for the Company and $225,166 from consolidation of expenses for the VIE — Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2005 increased by $11,944, or 10% to $125,981 compared with $114,037 in second quarter 2004. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During second quarter 2005 the Company recorded an unrealized loss in the amount of $85,906 which reflects the decline in the FMV of 701,506 HQNT shares from March 31, 2004 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.23 at June 6, 2005 to $.27 at June 30, 2005. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004.
•	Net income (losses) increased to a net loss before Minority interest in Mycosol to $635,677 for second quarter 2005 from a net income of $91,031 in second quarter 2004. Net income (losses) increased to a net loss after Minority interest in Mycosol to $490,872 for second quarter 2005 from a net income of $91,031 in second quarter 2004.
Six Months ended June 30, 2005 vs. Six Months ended June 30, 2004

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$470,717	$802,417	100%	100%
Cost of Goods Sold	323,465	133,090	69%	17%

Gross Profit	147,252	669,327	31%	83%

Operating Expenses:
General, Selling & Administrative	508,902	487,490	108%	61%
Research & Development	500,501	81,168	106%	10%

Income (Loss) from Operations	(862,151)	100,669	(183)%	13%
Other Income (Expense) Net	(396,500)	380,122	(84)%	47%

Net Income (Loss) Before Minority Interest	(1,258,651)	480,791	(267)%	60%
Minority Interest	297,104	-0-	63%	-0-

Net Income (Loss) Before Taxes	(961,547)	480,791	(204)%	60%
Income Taxes	-0-	-0-	0%	0%

Net Income (Loss)	$(961,547)	$480,791	(204)%	60%

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
•	During the first quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The 486,875 restricted common shares represents H-Quotient’s customer deposit for products to be delivered in future quarters. During the second quarter 2004 the Company sold 358,869 HQNT shares and realized a loss at time of sale of $8,445 due to the decline in the FMV of the stock the from December 31, 2003 closing price of $.72. This represents a net realized gain of $511,079 for the first six months of 2004.
•	During second quarter 2005 the Company recorded an unrealized loss in the amount of $85,906 which reflects the decline in the FMV of 701,506 HQNT shares from March 31, 2004 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 HNSTshares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 SNDH shares of $.23 at June 6, 2005 to $.27 at June 30, 2005. During the first quarter 2005 the Company recorded an unrealized loss in the amount of $80,600 which reflects the decline in the FMV of 701,506 HQNT shares from December 31, 2004 at $.55 to $.45 at March 31, 2005; and a decline in the FMV of 10,741 HNST shares from December 31, 2004 at $.13 to $.075 at March 31, 2005. This represents a net unrealized loss of $166,506 for the first six months of 2005. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004. During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004. This represents a net unrealized gain of $81,085 for the first six months of 2004.
•	Interest income for the first six months of 2005 decreased by $45, or 5% to $774 compared with $819 during the same period of 2004.
•	Dividend income for second quarter 2005 increased by $16,547, or 100% to $16,547 compared with $-0- in second quarter. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005. The FMV at June 30, 2005 is $19,427.
Consolidated gross expenses for the first six months of 2005 increased by $832,080 or 910%, to $1,746,689 compared with $914,609 during the same period of 2004.
•	The cost of revenue for the first six months of 2005 increased as a percentage of total revenue to 69% in 2004 from 17% during the same period of 2004. The cost of goods sold from product sales for the six months ended June 30, 2005 increased by $200,778 or 164% to $323,465 compared with $122,687 during the same period of 2004. The cost of goods ratio as a percentage of product sales was 69% during the six months ended June 30, 2005 compared to 50% in the same period 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 31% and 50%, respectively.

•	General, selling, and administrative expenses for six months ended June 30, 2005 increased by $21.412 or 4% to $508,902 compared with $487,490 during the same period of 2004. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2005 that increased by 30% to $122,541 compared with $94,455 in the same period 2004. Decreases that affected general and

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
•	Research and development expenses for the first six months of 2005 increased by $419,333, or 517% to $500,501 compared with $81,168 during the same period of 2004. This represents $53,616 for the Company and $446,885 from consolidation of expenses for the VIE — Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for the first six months of 2005 increased by $34,454, or 16% to $247,315 compared with $212,861 during the same period of 2004. The increase in interest expense was due primarily to an increase in Convertible Debentures and continuing current debt financing arrangements.
     Net income (losses) increased to a net loss before Minority interest in Mycosol to $1,258,651 for the first six months of 2005 from a net income of $480,791 in the same period of 2004. Net income (losses) increased to a net loss after Minority interest in Mycosol to $961,547 for the first six months of 2005 from a net income of $480,791 in the same period of 2004.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of June 30, 2005 and June 30, 2004 we had working capital deficits of approximately $1,340,906 and $679,143 respectively. Our previous independent certified public accountants stated in their report on the 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
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
PART II
OTHER INFORMATION
Item 6. Exhibits and Report on Form 8-K
     A. Exhibits
(e)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(g)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(h)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B. Report on Form 8-K
During the second quarter of 2005 there were two reports on Form 8-K.
a.	A report was filed on April 29, 2005 and amended on May 11, 2005. This report disclosed a change in the company’s auditors.

b.	A report was filed on June 27, 2005 announcing the appointment of Russell Van Zandt as the company’s Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date	November 2, 2005	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date	November 2, 2005	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman