Form 10QSB/A
period 2005-06-30
VERIDIEN CORP
filed 2005-11-03
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(Amendment No. 2)

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
Item 3 Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 for the reason described below.
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
These corrections have been made in the comparable December 31, 2004 financial numbers which appear in the June 30, 2005 quarter-end filing. The June 30, 2005 financial statements have also been amended to the extent that changes in closing values for certain marketable securities in 2004 resulted then in changes to opening values in 2005 and hence effect the subsequent investment gains/losses (realized/unrealized) and asset valuations at June 30, 2005. These corrections have been made in the financial statements being filed herein and result in an increase in the Company’s reported loss at June 30, 2005 by $121,065.
Because of the issues raised by this situation the Company has taken the following action:
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

Veridien Corporation

(Registrant)

Date	November 3, 2005	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date	November 3, 2005	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman