Form 10QSB
period 2005-09-30
VERIDIEN CORP
filed 2005-11-14
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 228,142,473 shares of common stock, par value $0.001 were outstanding at October 26, 2005.
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
EX-31.1: Section 302 Certification of CEO
EX-31.2: Section 302 Certification of CFO
EX-32.1: Section 906 Certification of CEO
EX-32.2: Section 906 Certification of CFO

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
September 30, 2005 and December 31, 2004

		(Restated)
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$259,534	$126,027
Marketable Securities	222,123	397,083
Accounts receivable, net of allowance of $22,771 and $12,640	108,755	180,678
Inventory	389,827	331,702
Prepaid expenses and other current assets	49,491	76,087

Total current assets:	1,029,730	1,111,577

Property and equipment, net of accumulated depreciation of $413,669 and $397,250	26,337	27,648

Other assets:
Patents, net of accumulated amortization of of $509,910 and $506,077	215,534	176,305
Goodwill	410,000	110,000
Security deposits	8,786	11,000

Total Assets:	$1,690,387	$1,436,530

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)
September 30, 2005 and December 31, 2004

		(Restated)
	Sept 30, 2005	December 31, 2004
Liabilities and Deficit in Stockholders’ Equity
Current liabilities:
Note payable	$600,983	$289,347
Current portion of convertible debentures	628,291	449,000
Accounts payable	403,213	275,504
Accrued liabilities	1,114,473	1,027,641

Total current liabilities	2,746,960	2,041,492
Long-term liabilities:
Convertible debentures	3,727,682	3,506,973

Total liabilities:	6,474,642	5,548,465

Minority interest	287,319	-0-

Shareholders’ deficit:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at September 30, 2005 and December 31, 2004	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at September 30, 2005 and December 31, 2004	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 228,142,473 and 214,369,622 shares issued and outstanding at September 30, 2005 and December 31, 2004	228,142	214,370
Additional paid-in capital	31,814,934	31,394,443
Accumulated deficit	(35,780,923)	(35,144,195)
Current period profit (loss)	(1,393,902)	(636,728)

Total shareholders’ deficit:	(5,071,574)	(4,111,935)

Total Liabilities and Shareholders’ Deficit:	$1,690,387	$1,436,530

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$172,152	$685,985	$642,869	$1,488,402

Operating costs and expenses:
Cost of revenue	104,676	399,110	428,141	532,200
General, selling, and administrative	248,565	208,715	740,920	696,205
Research and development	253,520	43,576	754,021	124,744

	606,761	651,401	1,923,082	1,353,149

Income (loss) from operations	(434,609)	34,584	(1,280,213)	135,253

Other income (expense):
Interest expense	(127,806)	(115,348)	(375,121)	(328,209)
Realized gain (loss) on marketable investments	-0-	-0-	-0-	511,079
Unrealized gain (loss) on investments	(8,454)	(84,099)	(191,507)	(3,014)
Interest income	577	642	1,351	1,461
Dividend income	-0-	5,173	16,547	5,173

	(135,683)	(193,632)	(548,730)	186,490

Net income (loss) before minority interest	(570,292)	(159,048)	(1,828,943)	321,743

Minority interest in Mycosol loss	137,937	-0-	435,041	-0-

Net income (loss)	$(432,355)	$(159,048)	$(1,393,902)	$321,743

Basic and diluted net income (loss) per common share	$-0-	$-0-	$(.01)	$-0-

Weight average share outstanding	228,052,898	209,778,926	227,236,384	208,822,795

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,393,902)	$321,743
Adjustments to reconcile net income (loss) to net cash
(used) by operating activities:
Depreciation and amortization	20,252	13,616
Stock issuances for services	20,775	137,605
Revenue — non-cash (stock)	-0-	(556,000)
Realized (gains) losses on marketable securities	-0-	(511,079)
Unrealized (gains) losses on marketable securities	191,507	3,014
Proceeds from sale of marketable securities	-0-	998,528
Minority interest	(435,041)	-0-
Changes in Marketable securities	(16,547)	-0-
Accounts receivable	71,923	(303,623)
Inventory	(58,125)	(83,705)
Other current assets	26,596	24,843
Accounts payable	127,709	(166,798)
Accrued expenses	309,191	111,464
Due to stockholders	-0-	1,547

Net cash provided (used) by operating activities:	(1,135,662)	(8,845)

Cash flow from investing activities:
Purchase of property and equipment	(15,108)	(1,687)
Increase in patents	(43,062)	-0-
Decrease in deposits	2,214	241,500
Investment in unconsolidated subsidiary (Mycosol)	-0-	(310,000)

Net cash used by investing activities:	(55,956)	(70,187)

Cash flow from financing activities:
Proceeds from Mineola advance	500,000	-0-
Proceeds from convertible debentures	400,000	330,000
Proceeds on notes payable	425,125	(73,109)

Net cash provided by financing activities:	1,325,125	256,891

Net increase/(decrease) in cash	133,507	177,859
Cash at beginning of year	126,027	101,506

Cash at end of quarter	$259,534	$279,365

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	300,000

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2005
The accompanying consolidated financial statements of Veridien Corporation at September 30, 2005 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB/A for the year ended December 31, 2004. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2005 are not necessarily indicative of the results which can be expected for the entire year.
Note A – Consolidation of Variable Interest Entity — Mycosol Investment
In March 2005, the Company sold 458,333 shares of Mycosol common stock to Mineola Holding Corporation for $500,000. Simultaneously, the Company purchased 687,500 shares of Mycosol common stock from Mycosol founding shareholders for $110,000 and 6,000,000 shares of Veridien common stock. The Veridien stock is valued at its fair market value of $300,000 and because Mycosol is consolidated as a variable interest entity, the $410,000 investment is shown as goodwill. The $500,000 amount is shown as an increase in minority interest. Veridien is committed to transferring the entire $500,000 to Mycosol for payment of Mycosol expenses. As of June 30, 2005 all $500,000 had been transferred. During third quarter 2005 the Company purchased an additional $150,000 of Mycosol’s Series A Convertible Preferred Stock. As of September 30, 2005 Veridien owned 38.06% of Mycosol, but Mycosol is consolidated since Veridien has control through its majority funding of Mycosol operations.
Also, during the first quarter of 2005, the Company sold 204,000 Mycosol warrants for accrued interest owed to debt holder(s) valued at $222,360. This amount increased the minority interest ownership of Veridien’s consolidated subsidiary, Mycosol.
Note B – Convertible Debentures
During the first nine months of 2005 and 2004, the Company received $400,000 and $330,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at a rate of 8-10% per annum, compounded in full, with various maturities from January 2005 to September 2008. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.

Item 2. Management’s Discussion and Analysis
Third Quarter – September 30, 2005 Compared with September 30, 2004
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2005 for the three months and nine months ended September 30, 2005 and September 30, 2004, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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

In addition, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continue through the third quarter results contained in the financials presented here.
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
More recently, Mycosol’s ‘core technology’ efforts are developing and validating the use of an M301 formulation as a unique cell staining reagent that specifically stains mitochondria. Staining reagents are used extensively to study cell-based assays in laboratory research and development, an unregulated market. The proprietary M301 reagent formulation has demonstrated significant competitive advantages, which include: user safety, reagent stability, non-toxicity to cells, very quick uptake by cells, real-time and selective staining of cellular mitochondria, and the ability to continue analysis of the living cells (stained) for days. Mycosol intends to commercialize its first new staining reagent products in 2006, and to explore licensing opportunities for the research laboratory market. In the not-too-distant future, Mycosol sees further development of a pipeline of staining reagent products based on the M301 library of analogs, as well as expansion into the similarly-sized, but FDA-regulated clinical diagnostics market.
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. (see Note 1 – Principles of Consolidation where there is a complete description of the Variable Interest Entity (VIE), namely Mycosol, Inc.) As of September 30, 2005 our investment interest in Mycosol is 38.06%.
The Company has incurred losses since its incorporation. At September 30, 2005, the Company had an accumulated deficit of $37,174,825. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations
Third Quarter ended September 30, 2005 vs. Third Quarter ended September 30, 2004

	Third Quarter		Percentage of
	September 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$172,152	$685,985	100%	100%
Cost of Revenue	104,676	399,110	61%	58%

Gross Profit	67,476	286,875	39%	42%

Operating Expenses:
General, Selling & Administrative	248,565	208,715	144%	30%
Research & Development	253,520	43,576	147%	6%

Income (Loss) from Operations	(434,609)	34,584	(252)%	5%
Other Income (Expense) Net	(135,683)	(193,632)	(79)%	(28)%

Net Income (Loss) Before Minority Interest	(570,292)	(159,048)	(331)%	(23)%
Minority Interest	137,937	-0-	80%	0%

Net Income (Loss) Before Taxes	(432,355)	(159,048)	(251)%	(23)%
Income Taxes	-0-	-0-	0%	0%

Net Income (Loss)	$(432,355)	$(159,048)	(251)%	(23)%

Third Quarter — September 30, 2005 Compared with September 30, 2004
Consolidated gross revenue (operating and non-operating) for third quarter 2005 decreased by $519,071 or 75%, to $172,729 compared with $691,800 in third quarter 2004.
•	Gross revenue from product sales decreased for third quarter 2005 by $513,833, or 75%, to $172,152 compared with $685,985 in third quarter 2004. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending.

•	Interest income for third quarter 2005 decreased by $65, or 10% to $577 compared with $642 in third quarter 2004.

•	Dividend income for third quarter 2005 decreased by $5,173, or 100% to $-0- compared with $5,173 in third quarter 2004. The Company received no dividend income in third quarter 2005 compared with $5,173 in third quarter 2004.
Consolidated gross expenses for third quarter 2005 decreased by $107,827, or 13%, to $743,021 compared with $850,848 in third quarter 2004.

•	The cost of goods sold from product sales for third quarter 2005 decreased by $294,434 or 74% to $104,676 compared with $399,110 in third quarter 2004. The cost of goods ratio as a percentage of product sales was 61% in third quarter 2005 compared to 58% in third quarter 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 39% and 42%, respectively.

•	General, selling, and administrative expenses for third quarter 2005 increased by $39,850 or 19% to $248,565 compared with $208,715 during the third quarter 2004. Increases that affected general and administrative costs were associated with selling expenses which increased for third quarter 2005 by 6% to $89,437 compared with $84,377 in third quarter 2004. This increase is attributable to an increase in trade show participation in third quarter 2005. Increases that affected general and administrative costs were associated with administrative wages which increased in third quarter 2005 by 3% to $29,491 compared with $28,704 in third quarter 2004. This small increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Additional increases in general and administrative costs were associated with public company expenses for third quarter 2005 the increase in this category increased by 40% to $11,984 compared with $8,540 in third quarter 2004. This increase is attributable to the increased costs in press releases and reporting to the SEC. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for third quarter 2005 that increased by 63% to $50,543 compared with $30,915 in third quarter 2004. This increase is attributable to the increased costs in accounting and legal fees.

•	Research and development expenses for third quarter 2005 increased by $209,944, or 482% to $253,520 compared with $43,576 in third quarter 2004. This represents $30,826 for the Company and $222,694 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2005 increased by $12,458, or 11% to $127,806 compared with $115,348 in third quarter 2004. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During third quarter 2005 the Company recorded an unrealized loss in the amount of $8,454 which reflects the decline in the FMV of 701,506 H-Quotient, Inc (HQNT) shares from June 30, 2005 at $.30 to $.29 at September 30, 2005 and a decrease in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.27 at June 30, 2005 to $.25 at September 30, 2005. During the third quarter 2004 the Company recorded an unrealized loss in the amount of $84,099 which reflects the decline in the FMV of 301,431 HQNT shares from June 30, 2004 at $.989 to $.71 at September 30, 2004.

•	Net income (loss) increased to a net loss before Minority interest in Mycosol of $570,292 for third quarter 2005 from a net loss of $159,048 in third quarter 2004. Net income (loss) increased to a net loss after Minority interest in Mycosol of $432,355 for third quarter 2005 from a net loss of $159,048 in third quarter 2004.

Nine Months ended September 30, 2005 vs. Nine Months ended September 30, 2004

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2005	2004	2005	2004
Revenue	$642,869	$1,488,402	100%	100%
Cost of Revenue	428,141	532,200	67%	36%

Gross Profit	214,728	956,202	33%	64%

Operating Expenses:
General, Selling & Administrative	740,920	696,205	115%	47%
Research & Development	754,021	124,744	117%	8%

Income (Loss) from Operations	(1,280,213)	135,253	(199)%	9%
Other Income (Expense) Net	(548,730)	186,490	(85)%	13%

Net Income (Loss) Before Minority Interest	(1,828,943)	321,743	(284)%	22%
Minority Interest	435,041	-0-	68%	-0-

Net Income (Loss) Before Taxes	(1,393,902)	321,743	(217)%	22%
Income Taxes	-0-	-0-	0%	0%

Net Income (Loss)	$(1393,902)	$321,743	(217)%	22%

Nine-months ended September 30, 2005 Compared with Nine Months Prior Year ended Nine 30, 2004
Consolidated gross revenue (operating and non-operating) for the nine months ended September 30, 2005 decreased by $1,345,348, or 67% to $660,767 compared with $2,006,115 during the same period of 2004.
•	Gross revenue from product sales decreased for the first nine months of 2005 by $289,533, or 31%, to $642,869 compared with $932,402 in 2004. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending. Gross revenue from licensing and service fees decreased for the first nine months of 2005 by $556,000 or 100% to $-0- compared with $556,000 in 2004. During the first nine months of 2004 the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. Also during the first nine months of 2004 the Company earned service fees for services provided for Mycosol, Inc.

•	During the first quarter 2004 the Company sold 344,500 HQNT shares and realized a gain at time of sale of $519,524 due to the increase in the sale price from the cost basis of $.70 at time of acquisition. During second quarter 2004 the Company received these 344,500 shares of common stock from an investor in exchange for 486,875 restricted common shares of H-Quotient, Inc. (HQNT). The

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

•	Interest income for the first nine months of 2005 decreased by $110 or 8% to $1,351 compared with $1,461 during the same period of 2004.

•	Dividend income for the first nine months of 2005 increased by $11,374, or 220% to $16,547 compared with $5,173 in the same period of 2004. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005. During 2004 the Company received 14,496 common shares of H-Quotient, Inc. (HQNT) as dividiend income in the amount of $5,173. At September 30, 2005 the Company currently holds 701,506 common shares of HQNT at a FMV of $203,437, 10,741 common shares of Healtnostics, Inc. (HNST) at a FMV of $698, and 71,951 common shares of (SNDH) at a FMV of $17,988.
Consolidated gross expenses for the first nine months of 2005 increased by $805,338 or 48%, to $2,489,710 compared with $1,684,372 during the same period of 2004.
•	The cost of revenue for the first nine months of 2005 increased as a percentage of total revenue to 67% in 2004 from 36% during the same period of 2004. The cost of goods sold from product sales for the nine months ended September 30, 2005 decreased by $93,656 or 18% to $428,141 compared with $521,797 during the same period of 2004. The cost of goods ratio as a percentage of product sales was 67% during the nine months ended September 30, 2005 compared to 56% in the same period 2004. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 33% and 44%, respectively.

•	General, selling, and administrative expenses for nine months ended September 30, 2005 increased by $44,715 or 6% to $740,920 compared with $696,205 during the same period of 2004. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for nine months ended September 30, 2005 that increased by 38% to $172,719 compared with $125,377 in the same period 2004. This increase is attributable to the increased costs in accounting and legal fees. Additional increases in general and administrative costs were associated with public company expenses for nine months ended September 30, 2005 the increase in this category increased by 9% to $24,614 compared with $22,499 in the same period 2004. This increase is attributable to the increased costs in press releases and reporting to the SEC. Decreases that affected general and administrative costs were associated with selling expenses which decreased for nine months ended September 30, 2005 by 7% to $246,109 compared with $264,735 in the same period 2004. This decrease is attributable to a reduction in advertising expenses. Decreases that affected general and administrative costs were associated with administrative wages which decreased for nine months ended September 30, 2005 by 9% to $92,908 compared with $101,947 in the same period 2004. This decrease is attributable to the decrease in permanent staff versus contracting staff from outside agencies for the nine months.

•	Research and development expenses for the first nine months of 2005 increased by $629,277, or 504% to $754,021 compared with $124,744 during the same period of 2004. This represents $84,441 for the Company and $669,580 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During third quarter 2005 the Company recorded an unrealized loss in the amount of $8,454 which reflects the decline in the FMV of 701,506 H-Quotient, Inc (HQNT) shares from June 30, 2005 at $.30 to $.29 at September 30, 2005 and a decrease in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.27 at June 30, 2005 to $.25 at September 30, 2005. During second quarter 2005 the Company recorded an unrealized loss in the amount of $102,453 which reflects the decline in the FMV of 701,506 HQNT shares from March 31, 2005 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 HNSTshares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 SNDH shares of $.23 at June 6, 2005 to $.27 at June 30, 2005. During the first quarter 2005 the Company recorded an unrealized loss in the amount of $80,600 which reflects the decline in the FMV of 701,506 HQNT shares from December 31, 2004 at $.55 to $.45 at March 31, 2005; and a decline in the FMV of 10,741 HNST shares from December 31, 2004 at $.13 to $.075 at March 31, 2005. This represents a net unrealized loss of $191,507 for the first nine months of 2005. During the third quarter 2004 the Company recorded an unrealized loss in the amount of $84,099 which reflects the decline in the FMV of 301,431 HQNT shares from June 30, 2004 at $.989 to $.71 at September 30, 2004. During the second quarter 2004 the Company recorded an unrealized loss in the amount of $214,317 which reflects the decline in the FMV of 301,431 HQNT shares from March 31, 2004 at $1.70 to $.989 at June 30, 2004. During the first quarter 2004 the Company recorded an unrealized gain in the amount of $295,402 which reflects the increase in the FMV of 301,431 HQNT shares from $.72 to $1.70 at March 31, 2004. This represents a net unrealized loss of $3,014 for the first nine months of 2004.

•	Interest expense for the first nine months of 2005 increased by $46,912, or 14% to $375,121 compared with $328,209 during the same period of 2004. The increase in interest expense was due primarily to an increase in Convertible Debentures and continuing current debt financing arrangements.
Net income (loss) increased to a net loss before Minority interest in Mycosol of $1,828,943 for the first nine months of 2005 from a net income of $321,743 in the same period of 2004. Net income (loss) increased to a net loss after Minority interest in Mycosol of $1,393,902 for the first nine months of 2005 from a net income of $321,743 in the same period of 2004.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of September 30, 2005 and September 30, 2004 we had working capital deficits of approximately $1,717,230 and $823,793 respectively. Our previous independent certified public accountants stated in their report on the 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
•	During the third quarter of 2005 we issued a convertible debenture for cash proceeds of $200,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.051

•	During the nine months ended September 30, 2005, 93,494 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.048.

•	During the first nine months of 2005 300,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.046.

•	During the second quarter of 2005 57,500 common shares were issued, under the company’s S8 Registration Statement, to staff as employment bonuses. The value of the shares issued was $2,473.

•	During the first quarter of 2005 we issued 2 convertible debentures for cash proceeds of $200,000. These debentures carry interest rates of 8%, have terms of 3 years and have conversion rates of $0.051.

•	During the first quarter of 2005 $110,000 and 6,000,000 shares of common stock were issued to the three Founding Shareholders of Mycosol in exchange for 687,500 shares of Mycosol common stock.

•	During the first quarter of 2005 $113,489 of the Loan and Security Agreement principal was converted by the holders to –0- shares of Series B Preferred Stock and 7,321,857 shares of Common Stock.

•	During the nine ended September 30, 2005, accounts receivable decreased by $71,923 to $108,755 from $180,678 at December 31, 2004.

•	During the nine months ended September 30, 2005, inventory increased by $58,125 to $389,827 compared with $331,702 at December 31, 2004. This includes Mycosol inventory at $70,282 in third quarter 2005.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of October 25, 2005, we have cash of approximately $214,987 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien and our VIE, Mycosol.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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

PART II OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes in the previously reported litigation.
Item 2. Changes in Securities
(a)	Not applicable.

(b)	Not applicable.

(c)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending September 30, 2005:

Convertible Securities

On September 23, 2005 the Registrant issued a convertible debenture for cash proceeds of $200,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.051. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock

At September 30, 2005, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the third quarter but are still not issued. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

(d)	During the quarter ended September 30, 2005 the Company did not repurchase any of its equity securities.

(e)	Not applicable.
Item 5. Other Information
On July 28, 2005 Veridien announced it has signed a contract with Mid-Atlantic Group Network of Shared Services Inc. (MAGNET) to supply its members with the patented Viraguard(R) Infection Control products. MAGNET provides group purchasing contracts encompassing 12,000 health care providers, including 775 hospitals, 1300 alternate care facilities and 5400 physician practices and clinics.
On August 16, 2005 Veridien announced that it has entered into a purchasing contract with Managed Healthcare Associates, Inc. (MHA) to service and supply MHA’s 2000 member buying group with the patented Viraguard(R) Infection Control Products. MHA provides group purchasing services for more than 2000 Long Term Care (LTC) providers and more than 1.4 million LTC beds across the United States. As well, MHA negotiates purchasing contracts for 1200 Long Term Care pharmacies.

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

During the third quarter of 2005 there was 1 report on Form 8-K issued on September 30, 2005. This report disclosed the following:
ITEM 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
In connection with questions raised by the Securities and Exchange Commission in a comment letter of May 2005, the Company has discovered errors in the accounting for marketable securities in the Company’s Audited December 31, 2004 financial statements. Accordingly, the financial statements for that period should no longer be relied upon. As the balance sheet numbers from these statements appear as comparatives in our 10QSB filed for the period ended March 31, 2005 and in our 10QSB filed for the period ended June 30, 2005, the Balance Sheets of those financial statements should no longer be relied upon.
The errors in our December 31, 2004 statements resulted from recording of the valuation, at the insistence of our previous auditors, of securities we owned at a discounted price when the shares should have been reported as non-impaired marketable securities. The Company accepted restricted common shares of HQNT as payment of services provided. The Company recorded the income for the services at a discount due to the fact the share were restricted. We have since been advised that although the shares were restricted, with no other conditions relating to their sale present, they should have been recorded at market value without a discount. The accounting impact of the correction was (i) an increase in our sales, as the original value of the securities received as payment of license services was discounted when it should not have been; and (ii) changes in our realized and unrealized gains and losses as a result of the initial valuation and valuation of the securities throughout our ownership of them.
These corrections have been made in the financial statements being filed herein and resulted in a decrease in the Company’s reported loss for 2004 by $121,065.
The specifics of the restatement are detailed in Note P to the financial statements which were filed as part of the Form 8-K .

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date November 14, 2005	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date November 14, 2005	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman