Form 10KSB
period 2005-12-31
VERIDIEN CORP
filed 2006-03-31
CIK 1064011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock
(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $1,063,745.
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of March 6, 2006 of $0.055, the aggregate market value of voting stock held by non-affiliates is $11,079,766.
As of March 6, 2006 228,282,857 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

Forward-Looking Statements
     When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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
Original Business Plan
Our original business plan was focused on the sale and distribution of the VIRAHOL®/VIRAGUARD® formulation to the medical and dental markets. Initially the claims which had been approved by the EPA (1990) related to two viruses: HIV-1 (AIDS virus) and Herpes simplex type 2, and three bacteria: Staphylococcus aureus, Salmonella choleraesuis, and Pseudomonas aeruginosa.

The three bacteria listed were those the Company believed were required to secure hospital sales. However, the hospitals also wanted a tuberculocidal claim. Accordingly, we performed the necessary research and testing and secured approval for claims related to Mycobacterium tuberculosis and Trichophyton mentagrophytes (Athletes Foot fungus) in 1993.
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
During 2001, the Company applied to the EPA to expand its label claims for Viraguard®. In addition, the product delivery configurations were strengthened by being broadened to include canisters and towelettes in two sizes each. The Company expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other new products gave the Company entry to a wide variety of larger markets, including especially the retail and specialty markets.
As the Company’s Business Plan has evolved, the Company has experienced delays due to the requirements of the regulatory process. For example, in accordance with the regulatory amendments contained in the Pesticide Registration Improvement Act (PRIA) of 2003, in order to make a “kill” claim with respect to any specific pathogens for products under the jurisdiction of the EPA, the Company must:
1.	contact an approved testing laboratory and determine that an EPA approved protocol exists for testing of a product against that pathogen;

2.	if no protocol exists (e.g., with respect to Hepatitis B and Hepatitis C for the towelettes), the laboratory must work with the EPA to secure a protocol;

3.	the protocol is customized by the laboratory to assure its appropriateness for testing the specific product;

4.	direct the laboratory to perform the necessary testing, which normally takes several weeks, and to prepare the written report in accordance with EPA guidelines, which typically takes several weeks more;

5.	the report, with required documentation, is sent to the EPA, where it undergoes preliminary review:
i)	if the submission is deemed to be in compliance, it is sent for scientific review, which now takes 120 days; but

ii)	if the submission is not deemed to be in compliance it is returned to the Company for amendment;
6.	if, during the scientific review, errors and/or omissions are found in the submission, the applicant is notified and given an opportunity to correct the deficiency. The timeline for review can then be adjusted to allow for submission of new information or re-submission of data. There is no limit to how long the process can be extended, at that point, as long as the agency believes that the applicant is cooperating. At the end of the original 120 days, or any extended period, the agency may approve or reject the application in whole or in part.

7.	if, at the end of the review cycle the EPA approves the “kill” claim, the EPA gives recommendations regarding label wording; and

8.	the Company then amends its label to comply with EPA requirements.
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
Staphylococcus aureus (MRSA), ATCC #33591
Virucidal:
Herpes simplex type 1, ATCC #VR260
HIV-1 (AIDS Virus)
Tuberculocidal:
Mycobacterium bovis (BCG)
Fungicidal:
Trichophyton mentagrophytes, ATCC #9533
CURRENT FOCUS
During the past two years we have continued to focus our sales efforts on our Infection Control products. We expanded our product line to include five new products for the Infection Control market. These products are:
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
During 2002, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard® Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continued throughout 2005.
In addition, we entered into a global distribution agreement with E.I. DuPont de Nemours and Company to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes and sales of these products in the Emergency Services and Industrial markets began in the second quarter of 2003.
In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America in 2002 and 2003 have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (i.e. Dupont) with a strong competitive advantage in 2006.
During 2003 we signed a supply contract with the American Red Cross. Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for are: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products will be used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment. In 2005, we renewed the contract for another year to September 2006 and Veridien participated in Red Cross relief efforts for Hurricane Katrina by obtaining donations to supply Viraguard® Antiseptic Hand Gel to victims displaced by the hurricane and flooding.
In December 2004, Veridien engaged the services of Medical Strategies International, a medical marketing and consulting company whose expertise is the development of large scale contracts with Group Purchasing Organizations, Veterans Administration and Integrated Delivery Networks. These organizations collectively account for 85% of all hospital purchasing, representing more than $52 billion dollars of annual purchases across all sectors of the medical industry. Dennis Daar, Thomas Filer and Howard Lewis are the three senior executives of Medical Strategies International. Together they have over 80 years experience in placing medical devices and medical supplies in hospital purchasing groups. Medical Strategies International significantly extends our reach into the large medical markets in North America. Veridien’s primary market approach for 2005 and 2006 is through GPO contracts with major buying groups as they are the “gatekeepers” of the hospital purchasing markets. Veridien, as of December 31, 2005, has established contracts with three buying groups – Managed Healthcare Associates, PDM Healthcare and MAGNET. These three buying groups account for over 16,000 Healthcare Providers, 775 Hospitals and 2500 Long Term Care facilities across the United States. Marketing programs to their memberships were initiated in late 2005 and are continuing through 2006.
In September 2005, in response to a label amendment application filed the previous year, the EPA granted Veridien’s request to add all Viral “kill” claims that appeared on our liquid hard surface disinfectant products, to our hard surface disinfectant towelette labels as well. This approval made Viraguard® the only hard surface disinfectant liquid and towelette product line with efficacy against the combination of Hepatitis A, B, and C, and Tuberculosis, and the other organisms already listed on the label.
Veridien believes that our Viraguard® products, with their new Hepatitis and other kill claims, are now ready for entry into consumer markets. We are aggressively pursuing a strategy of establishing partnerships with major Packaged Consumer Goods companies to develop Viraguard® Infection Control products for sale in large retail chains (food stores, drug chains and mass merchandise chains). Veridien seeks an alliance with a major retail brand name that already has penetration into these retail chains. To that purpose, Veridien has retained Marc Pearl, an expert consultant in the development of retail branded name products. Mr. Pearl’s last position was National Sales Director at Reckitt Benckiser, manufacturer of Lysol® products. Mr. Pearl will be working with Veridien to establish retail marketing programs, retail product launches and to assist in negotiating business relationships with major Packaged Consumer Goods companies.
In addition to planning to enter US consumer markets, in December 2005 Veridien entered into an agreement with Perennial Investments Inc in Toronto, Ontario, Canada, to develop relationships with major Canadian retail chains in order to launch products into Canadian consumer markets in 2006. Perennial has developed products and merchandising programs for almost every major retailer in Canada, including Loblaws, Shoppers Drug Mart, Jean Coutu, Pharmaplus and many more.
Employees – Our core team encompasses fifteen (15) people including employees, active Board members, and primary consultants.
We employ five persons, all of whom are full-time employees (1 Management & Finance, 1 Accounting, 1 Sales/Logistics, 1 Customer Service & 1 Administration/Regulatory. In addition, we also utilize eight (8) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.
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
MYCOSOL, INC. – Veridien’s Investment in Future Technology

In June 2004, we announced that we had entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While our focus is on anti-infectives –killing bacteria, mold, mildew, and viruses – through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but inhibit the growth of infective microbials – particularly mold and an array of deadly bacteria. We believe the integration of the two companies will provide benefits to both in the areas of product development & commercialization, sales and management. Under the Agreement, we have an option to acquire the majority ownership of Mycosol. Veridien also has two seats on Mycosol’s four-Director Board. Mycosol will continue to focus its technology on the further development of unique anti-microbials (bacteria, mold, yeast) to feed the Veridien product pipeline and distribution channels.
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
Years later, Jeffrey Selph, the Project Manager for M301 at BW, opted for early retirement and subsequently formed Mycosol with medical industry executive and Co-Founder, Richard Klein, and VP of Business Development, Jim Hriso. These senior executives, with nearly 100 years of combined health sciences technology and market development experience, sought to create and develop an M301 technology platform and products targeted to a myriad of new, multi-billion dollar market applications. The Company is supported by a cadre of outside consultant experts and service providers in the areas of biochemistry, chemical development, safety and efficacy testing, regulatory, marketing, and administrative services.
Mycosol acquired access to the original technical and preclinical database through a license with BW’s successor, GlaxoSmithKline, to use as a reference and for guidance in developing new, anti-inflammatory and anti-microbial applications for M301. Mycosol has since developed a broad technology platform, a large library of related compounds, expanded the safety and efficacy database, and filed for eight U.S. patents and a world patent covering commercial applications in medical, veterinary, diagnostics, industrial, and agriculture. For example: further and recent testing of the lead compound, M301, and several analogs have shown them to be potent fungicidal (kills fungus) and fungistatic (prevents the growth of fungi) agents against a broad spectrum of yeast and mold. Some forms of yeast and mold are known to cause human infection and inherently produce a significant inflammatory response in the tissue or organ involved. Mycosol has identified several medical indications in dermatology, otolaryngology (ENT), and inflammatory bowel disease that are caused by fungi and/or allergic reactions to biomaterials and in which steroid-type drugs are currently the “gold standard” of treatment. These targets were selected because they represent very large market potential and because Mycosol believes that the M301 technology’s multi-activity can dramatically improve the level of care: palliative (faster reduction of itching and inflammation) and curative (kill fungi, allergens, and other infectives) and with fewer side effects (because they are not absorbed by the body). Mycosol can also leverage M301’s unique anti-fungal properties and the publics’ concern over mold-infiltrated buildings (a.k.a. “sick building” syndrome) to focus on ‘industrial market’ opportunities such as disinfectant sprays and cleaners, and pre-treated construction materials, e.g., sheetrock, structural lumber, air filters, HVAC systems, etc. To help underwrite much of those anticipated development expenses and to provide for a future license revenue stream, Mycosol intends to form collaborative partnerships with companies, where applicable. The ‘medical’ and ‘agricultural’ opportunities are examples where the high cost of development and long and rigorous regulatory paths (FDA and EPA, respectively) would strongly suggest licensing the technology and/or forming strategic alliances with companies specialized in those fields.
To help facilitate this overall “collaborative” strategy, Mycosol entered into a comprehensive strategic alliance with us (in June 2004) to jointly focus on both the burgeoning anti-microbial/anti-infectives market in which we currently participate, and other life science opportunities being developed around the M301 technology.
More recently, Mycosol’s ‘core technology’ efforts discovered the use of an M301 formulation as a unique staining reagent. Staining reagents are used extensively to study cell-based assays in laboratory research and development, an industry-regulated market. Early testing of the proprietary M301 reagent formulation demonstrated several potential competitive advantages, which include: user safety, reagent stability, non-toxicity to cells, very quick absorption by cells, and real-time and selective staining of the cell’s energy generator, the mitochondria. In 2006, Mycosol expects to form a collaborative research relationship with a leading university to further develop the ‘staining reagent’ potential of the M301 technology into commercial products and to explore licensing opportunities for the research laboratory market. In the not-too-distant future, Mycosol sees its technology being developed into a pipeline of staining reagent products based on the M301 library of analogs, as well as expansion into the similarly-sized, but FDA-regulated clinical diagnostics market.
Infection Control Products
Competitive Advantage – In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are somewhat to very harmful to the skin and respiratory system and usually require gloves and other protection when being used. Some of those ingredients are also harmful to the surfaces they are used on and in some instances leave a residue that further harm the surface and may contribute to the growth of additional pathogens on the surface. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl Alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and therefore aids in the penetration of cell walls, as well as lowers flammability. Isopropyl Alcohol/Isopropanol and propylene glycol combine to make the formulation much more effective than alcohol alone. It is that patented combination of ingredients that has been recognized by the US EPA by their approval of the product label claims. Alcohol alone has no such EPA registration, and other than in Virahol®/Viraguard®, is otherwise found in combination with one of the ingredients that are shown to be either harmful to people or surfaces, as stated above. The new Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant new competitive advantage in the marketplace.
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
Pricing Strategy –Our pricing strategy remains unchanged from last year. Although the VIRAHOL® composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors’ pricing to emphasize the clear price/value comparison. We revised our prices during 2002 and again in 2004 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We still believe that our current pricing structure allows us margins which can support the Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.
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
Governmental Regulation – Those who develop products to control pests are subject to regulation under several Federal Laws. The products that are manufactured and sold by Veridien specifically come under the authority of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of August 3, 1996 and the Federal Food, Drug, and Cosmetic Act (FFDCA). FIFRA requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must [a] register that product in every state which they intend to sell/distribute and [b] pay a registration fee. As of this date, Alaska does not require a registration fee but does require registration.
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
Compliance with Environmental Laws
We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2005, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states where the registered products are currently sold and/or distributed.
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
ITEM 2. DESCRIPTION OF PROPERTY
During 2005 we leased approximately 2,600 square feet of office/warehouse space in a building located at 2875 MCI Drive, Suite B, Pinellas Park, Florida 33782-6105. Our sub-lease is at the rate of $ 1,900.00 per month, expiring July 31, 2008. In addition to the rent, we pay a percentage of the utilities and common area maintenance, allocated to the percentage of the total building occupied by us. We have contracted with North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is (727) 576-1611 and our website address is www.veridien.com.
We currently lease a postage meter. We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, photocopier, file cabinets, and miscellaneous equipment.

Patents, Trademarks and copyright material
Patents and Trademarks

The Company has various United States patents and a United States utility patent pending, as follows:
Patent No. 5,145,663, VIRAHOL® (Disinfectant — DSI), issued September 8, 1992
Patent No. 5,441,723, VIRAHOL® (Disinfectant — DSII), issued August 15, 1995
Patent No. 5,637,307, Method (Sterilant — CCSS/AOCC III), issued June 10, 1997
Patent No. 5,985,929, Cold Chemical Sterilant — UREA (STERIHOL® PLUS), issued November 16, 1999
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
There were no matters submitted to a vote of shareholders in 2005
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is traded on the NASD Bulletin Board under the stock symbol “VRDE.” The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2005 and 2004, the high and low bid and asked prices were as follows:

Quarter Ended	High Bid	Low Bid
December 31, 2005	$.054	.025
September 30, 2005	.05	.038
June 30, 2005	.056	.04
March 31, 2005	.056	.043
December 31, 2004	$.065	.045
September 30, 2004	.108	.045
June 30, 2004	.09	.051
March 31, 2004	.09	.06
On March 6, 2006 the prices of the Company’s Common Stock were $.055 high, $.05 low and $0.55 close, as quoted on the NASD Bulletin Board.
Holders
The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 591. In addition we have approximately 5,000 shareholders whose holdings are in street name.
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
At December 31, 2005 a total of 5,837,217 common shares had been issued to employees and consultants under this plan. In addition 2,000,000 stock options have been issued under this plan as follows:

	Number of	Weighted	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity
	outstanding	options,	compensation plans
	options, warrants &	warrants &	(excluding securities
	rights	rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,000,000	$0.0635	2,162,783
Total	2,000,000		2,162,783
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
Sales of Unregistered Securities During Fiscal Year 2005
The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the fourth quarter of 2005 (all other issuances during fiscal 2005 have been previously reported in the Company’s Quarterly Reports on Form 10-QSB):
Common Stock
During the fourth quarter of 2005, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the fourth quarter but are still not issued. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
Issuance of Convertible Debentures
On October 6, 2005 the Registrant issued a convertible debenture for cash proceeds of $50,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $ 0.051. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock Warrants
On December 31, 2005 the Registrant issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $ 0.057 and an expiry of 24 months, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the year ended December 31, 2005 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
Other product offerings include: Water Cooler Cleaning Kits, SunSwipe® Sunscreen Towelettes (SPF 15, SPF 30, SPF 45, SPF 45 Baby, and Sunburn Relief) and BugSwipe® Bug Repellent Towelettes.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of December 31, 2005 our investment interest in Mycosol is 40.55%.
The Company has incurred losses since its incorporation. At December 31, 2005, the Company had an accumulated deficit of $37,756,791. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.
Results of Operations
Fiscal 2005 Compared With Fiscal 2004
Year Ended December 31, 2005 vs. Year Ended December 31, 2004

	Year Ended		Percentage of
	December 31		net revenue
	2005	2004	2005	2004
Revenues	$1,063,745	$1,802,154	100%	100%
Cost of Revenue	773,604	675,927	73%	38%
Gross Profit	290,141	1,126,227	27%	62%

Operating Expenses
General & Administrative	1,066,105	923,255	100%	51%
Research & Development	110,849	163,512	10%	9%
Research & Development — VIE	852,192	325,000	80%	18%
(Loss) from Operations	(1,739,005)	(285,540)	(163)%	(16)%
Other Income (expense) Net	(780,467)	(351,188)	(73)%	(19)%
Net income (loss) before minority Interest	(2,519,472)	(636,728)	(237)%	(35)%
Minority interest in Mycosol loss	543,604	-0-	51%	0%
Net (Loss) Before Taxes	(1,975,868)	(636,728)	(186)%	(35)%
Income Taxes	-0-	-0-	0%	0%
Net (Loss)	(1,975,868)	(636,728)	(186)%	(35)%
Consolidated gross revenues for 2005 decreased by $821,174, or 43%, to $1,083,001 compared with $1,904,175 in 2004.
•	Gross revenue from product sales decreased in 2005 by $86,409, or 8%, to $1,063,745 compared with $1,150,154 in 2004. The decrease in sales revenue was due primarily to a decrease in sales in the SunSwipe ™ line. We continue active promotion of our product line through trade-show presentations, contracts, and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. Gross revenue from licensing and service fees decreased by $652,000 or 100% to $-0- compared with $652,000 in 2004. During 2004, the Company earned gross revenue from an agreement signed with H-Quotient, Inc. (HQNT) which involves the sale of product, licensing and service fees. The initial amount earned in 2004 reflects 400,000 HQNT restricted common shares which are reflected at December 31, 2004 at $652,000.

•	Interest income for 2005 increased by $607, or 29%, to $2,709 compared to $2,102 in 2004. The increase in interest income is due primarily to an increase in cash on hand.

•	Dividend income for 2005 increased by $15,151, or 1,085%, to $16,547 compared to $1,396 in 2004.

The dividend income recorded in 2005 is for 71,951 Standard Global Holding Group (SNDH) common shares which were received in June 2005 as a dividend. At December 31, 2005 the Company owned 71,651 SNDH common shares and recorded them at fair market value. The dividend income recorded in 2005 is for 10,741 Healthnostics, Inc. (HNST) common shares which were received in December 2004 as a dividend. At December 31, 2004 the Company owned 10,741 HNST common shares and recorded them at fair market value.
Consolidated gross expenses for 2005 increased by $1,061,570, or 42%, to $3,602,473 compared with $2,540,903 in 2004.
•	The cost of revenue for 2005 increased as a percentage of total revenue to 73% in 2005 from 38% in 2004. The cost of goods sold from product sales for 2005 increased by $97,677, or 14%, to $773,604 compared with $675,927 in 2004. The cost of goods ratio as a percentage of product sales increased to 73% in 2005 compared to 59% in 2004. Part of this increase can be attributed to increased costs of Isopropyl Alcohol and part to freight surcharges being levied due to the increasing costs of oil. The Company is continuing to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products. The Company did not increase pricing on its product line in 2005.

•	General, selling, and administrative expenses for 2005 increased overall by $142,850, or 15%, to $1,066,105 compared with $923,255 in 2004. The increase in general, selling and administrative costs was mostly attributable to an increase in professional — legal, consulting, and accounting — service expenses for 2005 which increased by 30% to $261,326 compared with $201,615 in 2004. Legal and consulting fees increased by 23% while accounting fees increased by 50%. Accounting fees increased due to a change in auditors during 2005 and additional audit fees incurred in connection with responding to certain SEC inquiries during 2005 (see Item 8A — paragraph #2). Additionally, there was a small increase in sales expenses for 2005 by 1% to $374,676 compared with $369,397 in 2004.. Decreases in general, selling and administrative costs were mostly attributable to a decrease in administrative wages for 2005 by 7% to $129,716 compared with $138,754 in 2004.

•	Research and development expenses for 2005 decreased by $52,663, or 32%, to $110,849 compared with $163,512 in 2004. The decrease was due primarily to reduced cost on research focusing on broadening the range of claims we can assert on our existing products and on testing new products for commercialization.

•	Research and development — Variable Interest Entity (VIE) expenses for 2005 increased by $527,192, or 162%, to $852,192 compared with $325,000 in 2004. In December 2003, the FASB issued revised FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that a Company that holds variable interests in an entity consolidate the entity if the Company’s interest in the variable interest entity (VIE) is such that the Company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. In such cases, the Company is the primary beneficiary of the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Effective June 7, 2004, the Company reached an understanding to create an alliance with Mycosol, an unrelated drug development company. The Company is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses. The purpose of the VIE is to bring to market mutually beneficial products that utilize existing technologies of the Company and new technologies being developed by the VIE. It is anticipated that both the Company and the VIE will provide logistic support to each other. The accounts of the VIE that have been consolidated with Veridien and subsidiaries at December 31, 2005 are as follows:

Cash	$134
Inventory — raw materials	50,641
Property and equipment	18,119
Deposits and other	8,000
Patents — pending	233,086
Accounts payable	(63,383)
Notes payable	(34,102)
Minority interest	(178,756)

33,739

Research and development expenses	852,192
Minority interest Mycosol loss	(543,604)

$342,327

Veridien’s investment in Mycosol is 40.55%:

Investment in preferred stock	1,490,000
Investment in common shares	229,167
Investment in common share warrants	307,875
•	Interest expense for 2005 increased by $80,445, or 18%, to $523,960 compared with $443,515 in 2004. The increase in interest expense was due primarily to additional Convertible Debenture holders in 2005 and interest continues to accrue on other various debts.

•	During 2005 the Company sold 300 Standard Global Holding Group (SNDH) shares for a realized loss of $3. This represents a net realized loss of $3 for the twelve months of 2005. During 2004 the Company had a Realized Loss on Investments of $9,694 from sale of 703,369 H-Quotient, Inc. (HQNT) common shares.

At December 31, 2005 the Company held 719,507 shares H-Quotient, Inc. (HQNT), 10,741 shares of Healthnostics, Inc. (HNST) and 71,651 shares of SNDH for a total net fair market value of $137,795. At December 31, 2004 the Company had 719,432 HQNT shares and 10,741 HNST shares for a total value of marketable securities at $397, 083.

•	During 2005 the Company recorded an unrealized loss on investments in the amount of $275,760. 99% of this loss can be attributed to the decline in the FMV of H-Quotient, Inc (HQNT) shares to $.17 at December 31, 2005 from $.55 at December 31, 2004. During 2004 the Company recorded an unrealized gain on investments in the amount of $98,523.
Net income (loss) increased to a net (loss) before Minority interest in Mycosol of ($2,519,472) at December 31, 2005 from a net (loss) of ($636,728) in the same period of 2004. Net (loss) increased to a net loss after Minority interest in Mycosol of ($1,975,868) at December 31, 2005 from a net (loss) of ($636,728) in the same period of 2004.

OFF BALANCE SHEET ARRANGEMENTS
As reported above, in June 2004 we entered into an agreement with Mycosol Inc. and their three Founding Shareholders to acquire shares of Mycosol. On February 28, 2005 we exchanged 6,000,000 shares of our common stock and $110,000 cash with the three Founding Shareholders of Mycosol for 687,500 shares of Mycosol common stock. On March 7, 2005 we sold 458,333 of these Mycosol common shares to Mineola Holdings for $500,000 cash. As part of the sale arrangement, Mineola has the right to (i) exchange until December 31, 2005 their 458,333 common shares of Mycosol Inc. for 9,803,992 common shares of Veridien; or if not so exchanged (ii) commencing January 1, 2007 for a period of 3 months after notice by Veridien, to Put to the Veridien 229,167 common shares of Mycosol Inc. for $250,000, payable in cash or Veridien’s common stock at Veridien’s option. Mineola did not elect to exercise the exchange option which expired December 31, 2005 [see “(i) “ above].
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2005 and December 31, 2004 we had working capital deficits of approximately $3,295,229 and $929,915 respectively. Our independent registered public accountants stated in their reports on the 2005 and 2004 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These financings and equity placements are included in the following descriptions.
•	During the fourth quarter of 2005 we issued a convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.051

•	During the third quarter of 2005 we issued a convertible debenture for cash proceeds of $200,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.051

•	During the first quarter of 2005 we issued 2 convertible debentures for cash proceeds of $200,000. These debentures carry interest rates of 8%, have terms of 3 years and have conversion rates of $0.051

•	During the third and fourth quarters of 2005 we borrowed a total of $620,000 in short term loans. These loans are due on demand and accrue interest at the rate of 8% per annum. $260,000 of these advances were from a company which has as its senior officer and director the wife of Sheldon Fenton, our President and CEO.

•	During 2005, 133,878 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of his employment contract. The average effective price per share was $0.045.

•	During the 2005, 400,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.043.

•	During the second quarter of 2005 57,500 common shares were issued, under the company’s S8 Registration Statement, to staff as employment bonuses. The value of the shares issued was $2,473.

•	During the first quarter of 2005 $110,000 and 6,000,000 shares of common stock were issued to the three Founding Shareholders of Mycosol in exchange for 687,500 shares of Mycosol common stock.

•	During the first quarter of 2005 $113,489 of the Loan and Security Agreement principal was converted by the holders to —0- shares of Series B Preferred Stock and 7,321,857 shares of Common Stock.
During 2005, accounts receivable increased by $144,274 to $324,952 from $180,678 December 31, 2004. This increase can be largely attributed to an order from our large multi-national customer which was shipped in the month of December 2005. Payment was received from this customer during January 2006.
During 2004, accounts payable and accrued expenses increased by 53% to $1,988,831 from $1,303,144 at December 31, 2004. The increase can mostly be attributed to increased payables on the books as December 31, 2005 from goods delivered to us in December 2005 and from increased accrued interest.
During 2005, inventory increased by 13.5% to $376,624 compared with $331,702 at December 31, 2004. The increase is attributable to an increase in finished goods by 78% to $218,100 compared with $122,271 at December 31, 2004, offset by a decrease in raw materials by 24% to $158,524 compared with $209,431 at December 31, 2004. The consolidation of the Variable Interest Entity (VIE) resulted in an additional $50,641 of raw materials for the Company at December 31, 2005.
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
As of March 20, 2006, we have cash of approximately $136,574 and during April and May 2006, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
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

Critical Accounting Estimates
We consider the following estimates made by management to be critical to our financial results as reported:
Accounts receivable — whether all accounts are collectible is our only significant estimate. At each period-end, we look at all significant amounts older than 60 days and evaluate collectibility, calling the customer if necessary. We use the allowance method for accounting for bad debts, and our allowance is based on our historical writeoff experience. We adjust this allowance if recent trends indicate actual results are differing significantly.
Inventory — impairment for slow-moving items is our only significant judgment call here. We look at recent historical activity for each item in our inventory and compare with our own forecasts of what is likely to sell in the near future. We write off currently all items which we deem from our analysis to be effectively obsolete or which are expired.
Marketable securities — the majority of our marketable securities over the past two years are our holdings of H-Quotient, Inc. (HQNT) stock. HQNT is a ‘pink-sheet’ company (non-reporting) which trades actively, and we have bought and/or received as compensation for our sales. Because of this high level of our trading activity, we classify our investment in this stock as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stock’s trading price on the day of the transaction. At each period-end, we mark the stock’s carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
Asset impairments — we look at all non-cash assets at least annually to challenge the role each plays in our sales and collections cycle. All assets not deemed to be contributing significantly are written off.
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

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Veridien Corporation
Pinellas Park, Florida
We have audited the accompanying consolidated balance sheet of Veridien Corporation and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 7, 2006

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
Carter, Cartier, Melby & Guarino, C.P.A.s, P.A.
St. Petersburg, Florida
March 19, 2005

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and December 31, 2004

	December 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash	$115,493	$126,027
Marketable Securities	137,795	397,083
Accounts receivable, net of allowance of $27,494 and $12,640	324,952	180,678
Inventory	376,624	331,702
Prepaid expenses and other current assets	82,399	76,087

Total current assets	1,037,263	1,111,577
Property and equipment, net of accumulated depreciation of $417,365 and $397,250	29,762	27,648
Other Assets:
Patents, net of accumulated amortization of $511,188 and $506,077	286,280	176,305
Goodwill	410,000	110,000
Security deposits	9,965	11,000

Total Assets	$1,773,270	$1,436,530

Liabilities and Shareholders’ Deficit
Current Liabilities:
Notes payable	$571,522	$289,347
Notes payable — related party	260,000	—
Current portion of convertible debentures	671,066	100,000
Current portion of convertible debentures — related party	824,096	349,000
Accounts payable	452,904	243,931
Accounts payable — related party	232,049	31,573
Accrued liabilities	534,686	572,177
Accrued liabilities — related party	769,192	455,464
Customer deposits	16,977	—

Total current liabilities	4,332,492	2,041,492
Long term liabilities:
Convertible debentures	1,130,000	1,251,066
Convertible debentures — related party	1,780,811	2,255,907

Total liabilities	7,243,303	5,548,465
Minority interest	178,756	—
Shareholders’ deficit:
Undesignated Preferred Stock $.001 par value, 25,000,000 shares authorized, none issued	—	—
Convertible Redeemable Preferred Stock, $10 par value; 100,000 authorized, 6,000 issued and outstanding at December 31, 2005 and 2004	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at December 31, 2005 and 2004	175	175
Common Stock, $.001 par value; 300,000,000 shares authorized, 228,282,857 and 214,369,622 shares issued and outstanding at December 31, 2005 and 2004	228,283	214,370
Additional paid-in capital	31,819,544	31,394,443
Accumulated deficit	(35,780,923)	(35,144,195)
Current period profit (loss)	(1,975,868)	(636,728)

Total Shareholders’ deficit	(5,648,789)	(4,111,935)

Total Liabilities and Shareholders’ Deficit:	$1,773,270	$1,436,530

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

	Year Ended
	December 31,
	2005	2004
Revenues	$1,063,745	$1,802,154
Operating costs and expenses:
Cost of revenue	773,604	675,927
General, selling and administrative	1,066,105	923,255
Research and development	963,041	488,512

	2,802,750	2,087,694
Income (loss) from operations	(1,739,005)	(285,540)
Other income (expense):
Interest expense	(523,960)	(443,515)
Realized gain (loss) on marketable investments	(3)	(9,694)
Unrealized gain (loss) on investments	(275,760)	98,523
Interest and dividend income	19,256	3,498

	(780,467)	(351,188)

Net income (loss) before minority interest	(2,519,472)	(636,728)
Minority interest in Mycosol	543,604	—

Net Income (loss)	$(1,975,868)	$(636,728)

Net loss per common share — basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding	227,474,605	209,484,117
See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years ended December 31, 2005 and 2004

	Number of Shares
	Convertible					Shareholders'
	Redeemable	Series B	Common	Capital	Accumulated	Equity
	Preferred	Preferred	Shares	Stock	Deficit	(Deficit)
Balances at January 1, 2004	6,000	174,219	205,745,290	$31,143,079	$(35,144,195)	$(4,001,116)
Conversion of convertible debentures			500,000	25,000		25,000
Common stock issued for
- cash received for exercise of warrants			1,000,000	30,000		30,000
- payment of debt			1,552,272	77,614		77,614
- services			2,346,254	143,295		143,295
- inventory deposit			3,225,806	250,000		250,000
Net loss					(636,728)	(636,728)

Balances at December 31, 2004	6,000	174,219	214,369,622	31,668,988	(35,780,923)	(4,111,935)
Common stock issued for
- payment of debt			7,321,857	113,489		113,489
- services			591,378	25,525		25,525
- investment in Mycosol			6,000,000	300,000		300,000
Net loss					(1,975,868)	(1,975,868)

Balances at December 31, 2005	6,000	174,219	228,282,857	$32,108,002	$(37,756,791)	$(5,648,789)

Less par values:
Convertible redeemable preferred				(60,000)
Series B preferred				(175)
Common				(228,283)

Paid in Capital				$31,819,544

See accompanying notes to the consolidated financial statements

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

	Year Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(1,975,868)	$(636,728)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	25,226	16,629
Common stock issued for services	25,525	143,295
Realized (gain) loss on marketable securities	3	9,694
Unrealized (gain) loss on marketable securities	275,760	(98,523)
Marketable securities received as revenue	—	(652,000)
Writeoff of Mycosol investment in 2004 consolidation	—	50,000
Proceeds from sale of marketable securities	67	998,528
Minority interest	(543,604)	—
Change in:
Accounts receivable	(144,274)	(110,355)
Inventories	(44,922)	(206,202)
Due from stockholders	—	69,764
Marketable securities	(16,547)	62,134
Other current assets	(6,312)	(3,950)
Accounts payable	409,449	(65,377)
Accrued expenses	498,596	393,302
Customer deposits	16,977	(62,064)
Due to shareholders	—	(34,039)

Net cash (used) by operating activities	(1,479,924)	(125,892)
Cash flow from investing activities:
Decrease in deposits	1,035	(9,375)
Purchase of property and equipment	(22,229)	(15,687)
Escrow deposit	—	(110,000)
Increase in patents	(115,086)	(118,000)

Net cash (used) by investing activities	(136,280)	(253,062)
Cash flow from financing activities:
Proceeds from Mineola advance	500,000	—
Proceeds from convertible debentures	450,000	380,000
Proceeds from notes payable	655,670	23,475

Net cash provided by financing activities	1,605,670	403,475

Net increase (decrease) in cash and equivalents	(10,534)	24,521
Cash and equivalents, beginning of year	126,027	101,506

Cash and equivalents, end of year	$115,493	$126,027

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$113,489	$25,000
Payment of accrued interest with Mycosol warrants	222,360	—
Purchase of Mycosol interest with 6,000,000 shares	300,000	—
of Veridien common stock
See accompanying notes to the consolidated financial statements.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Veridien was founded to develop disinfectants and sterilants. Veridien’s research and development efforts now focus on further development of infection control chemicals and on devices, both medical and commercial, which utilize the Veridien’s liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end, Veridien’s VIRAHOL®/VIRAGUARD® formula is now marketed in liquid form, in an antiseptic hand gel, and in towelettes for both hand and hard surface applications. Veridien expanded its product offerings to include unique “Healthy Lifestyle” products including sun protection products.
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

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
5.   Revenue Recognition
All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is recognized when the products are shipped. Revenue from licensing and service fees during 2004 was a single occurrence from a relationship with H-Quotient (HQNT), who had purchased Webpack, a Veridien supplier. HQNT had hired Veridien in 2003 to develop two new products which it had planned to sell. In early 2004, H-Quotient paid for these development services and the corresponding license to sell them with 400,000 shares of its common stock, then valued at its fair market value of $652,000. The product development and testing was completed by Veridien during 2004. Later in 2004, HQNT and subsidiaries changed the relationship to that of a supplier by designing and producing packaging of some of these products for Veridien. Veridien advanced 5,000,000 of its common shares as a deposit valued at its then-fair market value of $250,000, and this is netted on the financial statements against the $241,500 of additional deposits in the form of HQNT stock issued by HQNT to Veridien. Veridien expects to take delivery of these new products commencing in mid-2006. See Note D for additional explanations of these transactions.
6.   Accounts Receivable
Veridien uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.
7.   Inventories
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2005, raw materials and finished goods amounted to $158,524 and $218,100, respectively. At December 31, 2004, raw materials and finished goods amounted to $209,431 and $122,271, respectively.
8.   Marketable Securities
Marketable Securities is comprised primarily of HQNT common stock, which is classified by Veridien as trading securities, and is carried at fair market value. Changes in the fair market value are shown as unrealized gains and losses included in the statement of operations.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
11.   Stock-Based Compensation
The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our Common Stock over the option exercise price on the date of grant. The Company is aware of the requirement and provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value based method had been applied in accordance with SFAS No. 123, Accounting for Stock Based Compensation.
For the periods indicated, the fair value of the Company’s outstanding options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2005
Expected dividend yield	0	0
Discount Rate	3%	3%
Expected lives	2 years	2 years
Expected volatility	82%	101%
The total fair value of options granted was computed to be approximately $28,274 and $13,198 for the years ended December 31, 2004 and 2005, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income and net income per common share would have been reported as follows:

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

		2004	2005
Net Income (Loss)	As reported	$(636,728)	$(1,975,868)
	Stock based compensation included in Net Income	—	—
	Fair Value of stock base compensation	28,274	13,198

	Pro forma	$(665,002)	$(1,989,066)

Net (Loss) per share	As reported	$(0.00)	$(0.01)
	Stock based compensation included in Net Income	—	—
	Fair Value of stock base compensation	$(0.00)	$(0.00)

	Pro forma	$(0.00)	$(0.01)

12.   Asset Impairment
Veridien is required to test its other assets and intangibles with indefinite useful lives for impairment on a periodic basis, which could have an adverse effect on Veridien’s consolidated financial statements if these assets are deemed impaired.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
15.   Income Taxes
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
16.   Reclassification
Certain reclassifications have been made to the 2004 financial statements to be in conformity with the 2005 presentation.
17.   Net Loss per Share
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
18.   Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-based Payment. SFAS No. 123(R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. The Company will adopt the provisions of SFAS No. 123(R) prospectively beginning in the first quarter of 2006. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.
NOTE B — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $37.8 million. Veridien has a deficit in stockholders’ equity of $5.6 million, a deficit in working capital of $3.30 million and is experiencing a continuing cash flow deficiency.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — GOING CONCERN — CONTINUED
Veridien plans to continue to liquidate its marketable securities and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the Fall of 2006. In addition, Veridien plans to pursue additional cash through sales of convertible debentures.
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
NOTE C — CONSOLIDATION OF MYCOSOL
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
Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol. It is anticipated that both Veridien and Mycosol will provide logistical support to each other.
Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Veridien obtained the rights to acquire 37.5% of Mycosol based on future purchase of preferred stock. Veridien owns 1,490,000 Pref. A Share in Mycosol at December 31, 2005. All Mycosol preferred stock is convertible into Mycosol common shares. Veridien also owns 229,167 Common Shares in Mycosol at December 31, 2005 and has a right to acquire a further 12.5% of Mycosol through a common share purchase from the Mycosol principals. Veridien has other agreements with the Mycosol principals and Mycosol shareholders which would allow it to obtain a majority interest in Mycosol. Veridien is considered the primary beneficiary as it stands to absorb the majority of the VIE’s expected losses as the equity owners have insufficient capital invested to absorb the expected losses.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — CONSOLIDATION OF MYCOSOL — CONTINUED
The accounts of the VIE that have consolidated with Veridien and subsidiaries at December 31, 2005 and 2004 are as follows:

	2005	2004
Cash	$134	$3,000
Inventory — raw materials	50,641	58,000
Property and equipment	18,119	14,000
Deposits and other	8,000	11,000
Patents — pending	233,086	118,000
Accounts payable	(63,383)	—
Notes payable	(34,102)	—
Minority Interest	(178,756)	—
Accrued Expenses	—	(34,000)
Accumulated deficit	—	(70,000)

	33,739	100,000
Research and development expenses	852,192	325,000
Elimination of fee paid by VIE	—	100,000
Minority interest Mycosol loss	(543,604)	—

	$342,327	$525,000

Veridien’s investment in Mycosol at December 31, 2005 is 40.55%:
Investment in preferred stock	1,490,000
Investment in common shares	229,167
Investment in common share warrants	307,875
NOTE D — MARKETABLE SECURITIES
In early 2004, H-Quotient, Inc. (HQNT) issued 400,000 common shares to Veridien as payment for product development and licensing fees which were valued at their fair market value of $652,000. In mid-2004, HQNT issued 344,500 common shares to Veridien which were valued at their fair market value of $241,500 for a deposit to purchase Veridien inventory. Also, in mid-2004, Veridien issued 3,225,806 Veridien (VRDE) common shares to Webpack International (a subsidiary of HQNT) for a deposit towards the manufacturing of products for Veridien. These shares were valued at their fair-market value of $250,000. No inventory shipments have been made to date. The values for the 344,500 HQNT shares ($241,500) and 3,225,806 VRDE shares ($250,000) are netted ($8,500) and reflected in Veridien’s Prepaid expenses and other current assets line as of December 31, 2005 and December 31, 2004, respectively.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — MARKETABLE SECURITIES — CONTINUED
During 2004, Veridien sold 703,369 HQNT shares for net cash proceeds of $998,528. Veridien received stock dividends based on holdings of HQNT shares in 2005 of 71,951 common shares of Standard Global Holdings (SNDH) and in 2004 of 18,001 common shares of HQNT. At December 31, 2005 Veridien held 719,507 shares HQNT, 10,741 shares of Healthnostics, Inc. (HNST) and 71,651 shares of SNDH at their net fair market value of $137,795. At December 31, 2004 Veridien held 719,507 shares HQNT, and 10,741 shares HNST at their net fair market value of $397,083.
NOTE E — NOTES PAYABLE
In October 1995, Veridien secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. During 2003, the holder converted $6,200 of debt into 400,000 common shares. Originally the loan agreement granted the lender warrants to purchase 51% of Veridien’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. The note is collateralized by substantially all assets and requires semi-annual payments of interest only with the entire principal balance due January 10, 2008. As of December 31, 2005 and 2004 respectively, the remaining amount due was $129,853 and $243,342, and $1,763 and $261,894 of interest was accrued.
During 2005, Veridien received short-term loans in the amount of $620,000. These loans are due on demand with a stated interest rate of 10% per annum. $260,000 of these loans are due to a Related Party.
Veridien analyzed its convertible debt instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the convertible note was conventional and met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.
NOTE F — CONVERTIBLE DEBENTURES
During 2005 and 2004, Veridien received $450,000 and $380,000, respectively from the sale of convertible debentures to 3rd party investors. Interest is accrued at a rate of 8 — 10% per annum, compounded in full, with various maturities to October 2008. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share.
Maturities of convertible debentures for the next three years are as follows:

Year	3rd Parties	Related Parties	Total
2006	$671,066	$824,096	$1,495,162
2007	680,000	1,780,811	2,460,811
2008	450,000	0	450,000

Total	$1,801,066	$2,604,907	$4,405,973
Veridien analyzed the convertible debenture instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the convertible debentures were conventional and met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — COMMITMENTS AND CONTINGENCIES
Veridien from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. Veridien is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on its business, financial condition and results of operations.
Veridien leases office and warehouse facilities for $1,900 per month under a lease that expires July 31, 2008. Rent expense was $24,236 and $19,500 for 2005 and 2004, respectively.
The following table reflects approximate future minimum annual rental expense amounts:

Year	Amount
2006	$22,800
2007	$22,800
2008	$13,300
NOTE H — CONVERTIBLE REDEEMABLE PREFERRED STOCK
In 1994, Veridien prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At Veridien’s option, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at Veridien’s election, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2005, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Preferred shareholders have converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. No conversion of preferred stock into common stock occurred during 2005 or 2004. At December 31, 2005 and 2004, preferred stock dividends in arrears totaled approximately $66,000 and $60,000.
Veridien analyzed the conversion feature and warrants associated with the preferred stock for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature and warrants met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature and warrants associated with the preferred stock.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — SERIES B CUMULATIVE PREFERRED STOCK
The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series is senior to the Common Stock and is senior to all other classes and series except that it is junior to the Convertible Redeemable Preferred Stock (Note H) with respect to the payment of dividends. Each share has that number of votes equal to the number of shares of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share is convertible into 20.04010695 shares of Common Stock. These shares are entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by the Veridien’s Board of Directors times the number shares of Common Stock into which each share of Series B is convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature associated with the preferred stock.
NOTE J — STOCK WARRANTS
During 2005, 1,000,000 warrants were issued under the terms of a consulting contract with a related party at an exercise price of $.057. In addition, during 2005, 1,000,000 warrants expired.
During 2004, 1,000,000 warrants issued under the terms of a consulting contract with a related party were exercised at the price of $0.03 for proceeds of $30,000. In addition, during 2004, 1,000,000 warrants were issued under the terms of a consulting contract at an exercise price of $0.07 and 250,000 warrants expired.
As described in Note H, Veridien offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock resulted in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants were recorded at their fair market value at the time of issuance less the exercise price of $.01 and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant.
As described in Note E, in October 1995, Veridien entered into a 10% Convertible Senior Secured Term Loan agreement. The original agreement required Veridien to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement was in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — STOCK WARRANTS — CONTINUED
At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. As of December 31, 2005, the lender(s) had converted $2,370,146 of the debt and the lender’s warrants were exercised into 71,836,245 common shares and 213,590 Series B preferred shares (convertible into 4,280,350 common shares) at a combined cost of $0.031 per common share.
Veridien has no formal plans with regards to the issuance of stock warrants. Periodically, Veridien may issue warrants to an employee or vendor. The warrants are typically issued with an exercise price equal to fair value at issuance and are typically vested immediately.
Warrants issued and exercised are summarized as follows:

	Exercise	Price
Common Stock	Warrants	Range
Outstanding at January 1, 2004	17,540,007	$.001 - .20
Granted	1,000,000	.07
Expired	(250,000)	.20
Exercised	(1,000,000)	.03

Outstanding at December 31, 2004	17,290,007	.001 - .07
Granted	1,000,000	.057
Expired	(1,000,000)	.05
Loan & Security Agreement Conversion	(7,321,857)	.016

Outstanding at December 31, 2005	9,968,150	$.001 -.07

Preferred warrants issued and exercised are summarized as follows:

			Equivalent #
			Common Shares
	Preferred	Preferred	on Preferred
	Share	Exercise	Share
	Warrants	Price	Conversion
Outstanding at December 31, 2004	27,451	$10.00	550,121

Outstanding at December 31, 2005	27,451	$10.00	550,121

Series B	27,451		550,121

Veridien analyzed the stock purchase warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the warrants met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the stock purchase warrants.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — INCOME TAXES
Veridien uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Veridien incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $24,400,000 at December 31, 2005, available to offset future taxable income from 2006 through 2025. At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets — NOLs	$8,296,000
Valuation allowance	(8,296,000)

Net deferred taxes	$—

NOTE L — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest amounted to $0 and $562 for 2005 and 2004, respectively.
Non-cash investing and financing activities: during 2005 Veridien conveyed 204,000 Mycosol warrants for accrued interest owed to debt holder(s) valued at $222,360. During 2005, Veridien also purchased 687,500 shares of Mycosol for $110,000 (cash) and 6,000,000 shares Veridien (non-cash). The 6,000,000 Veridien shares were valued at fair market value at $300,000. During 2005, $113,489 of the Loan and Security Agreement principal was converted by the holder(s) to 7,321,857 shares of Common Stock.
During 2004, Veridien issued 500,000 common shares in conversion of convertible securities of $25,000, 3,225,806 common shares to HQNT for a purchase deposit of $250,000 (see Note D), and 1,552,272 common shares to extinguish debt of $77,614. Veridien issued $2,080,811 of convertible debentures (Note F) in exchange for $472,387 of existing notes payable, $549,714 of accounts payable, $587,495 of accrued interest and $471,215 of existing convertible debentures.
NOTE M — RELATED PARTY TRANSACTIONS
Veridien has entered into numerous financing transactions with Dunvegan Mortgage Corporation, a corporation of which Veridien’s President and CEO is also an officer and a director.
During 2005 and 2004, Veridien utilized the services of a management company which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a director to assist with administrative and organizational functions of the Company. Veridien incurred expenses of $144,136 and $150,122 in 2005 and 2004, respectively for professional services and related costs. At December 31, 2005, these fees remain unpaid in the amount of $232,049 and are included in accounts payable.
During 2005 a company which has as it senior officer and director the wife of the individual who serves as Veridien’s President/CEO and a director, advanced short term loans totaling $260,000 to Veridien. These loans accrue interest at 8% and are due on demand.

Veridien Corporation
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — RELATED PARTY TRANSACTIONS — CONTINUED
During the fourth quarter 2003, a company which has as its senior officer and director the individual who serves as Veridien’s President /CEO and a director, advanced a short-term loan in the amount of $75,000 to Veridien. This loan with interest accrued at 10% was repaid during the first quarter of 2004.
During 2005, Veridien utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate, finance and sales functions. Compensation in cash of $30,000 and 400,000 common shares were paid.
NOTE N — MAJOR CUSTOMERS
During 2005, Veridien’s sales to seven customers comprised 81% of total sales and range from 2% to 46% each.
During 2004, Veridien’s sales to six customers comprised 73% of total sales and range from 2% to 40% each.
NOTE O — SUBSEQUENT EVENTS
Between January 1, 2006 and March 7, 2006, Veridien acquired from Mycosol a further 91,000 shares of it’s Series A Preferred Stock for $91,000, being a 1.25% increase in ownership interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective April 27, 2005 Veridien Corporation dismissed Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”) as Veridien’s independent accountants. CCMG audited Veridien’s financial statements for the eight fiscal years ended December 31, 2004. The reports of CCMG for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of CCMG for these fiscal years were qualified with respect to uncertainty as to Veridien’s ability to continue as a going concern. During Veridien’s two most recent fiscal years (as well as during the previous six fiscal years as well) there were no disagreements with CCMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CCMG would have caused it to make reference to such disagreements in its reports.
On April 27, 2005 we retained Malone & Bailey, PC to act as our independent registered public accountants. The change in Veridien’s auditors was recommended and approved by Veridien’s Audit Committee. We have authorized CCMG to discuss any matter relating to Veridien and its operations with Malone & Bailey, PC while Veridien enjoyed a good relationship with CCMG, the change was recommended due to the increasing complexities imposed on public companies under Sarbanes- Oxley. Veridien was the only public client of CCMG and the Audit Committee believed it appropriate to move to a firm with broader expertise and experience in the auditing of public companies and compliance with current SEC reporting requirements and Sarbanes-Oxley regulations.
Malone & Bailey, PC have audited our financial statements for the year ended December 31, 2005. There have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
ITEM 8A. CONTROLS AND PROCEDURES
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 for the reasons described below.
1.	In connection with an inspection (which began in October 2004) by the Public Company Accounting Oversight Board of our auditors (at that time) Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”), the Company discovered the following errors in the accounting for transactions in the 2003 fiscal period:

•	Some Convertible Debenture conversions were reported in error. We underreported interest expense by $206,537 and did not report a gain from debt extinguishment of $101,700.

•	We overstated a realized gain on sale of marketable securities by $72,667 which should have been credited to additional paid in capital
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

These corrections were made in the financial statements filed November 2, 2005 in our 10KSB/A for the year ended December 31, 2004 and resulted in a decrease in the Company’s reported loss for 2004 by $121,065.
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

The Audit Committee conducted a search and on April 27, 2005 the Company retained the accounting firm of Malone & Bailey, PC to act as its independent registered public accountants.

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
ITEM 8B OTHER INFORMATION
There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of March 6, 2006 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Name	Age	Position
Russell D. Van Zandt	65	Chairman of the Board of Directors/Chief Financial Officer

Rene A. Gareau	64	Vice Chairman of the Board of Directors/Corporate Secretary

Sheldon C. Fenton	54	President and CEO/Director

Alfred A. Ritter	62	Director

Richard Klein	61	Director
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
RICHARD KLEIN was named to the Board of Directors on June 23, 2004. Mr. Klein is a Co-Founder, Chairman, and Chief Executive Officer of Mycosol, Inc., an early-stage chemical and pharmaceutical development company. He is a 32-year veteran of the healthcare industry, having served in a general management capacity at both large and small (early-stage) companies. From July 1998 through the sale of his company in December 2002, Mr. Klein was President, CEO, and a member of the Board of Directors of ArgoMed, Inc., a company whose thermotherapy technology was used to treat diseases of the prostate. Between January 1993 and June 1998, Mr. Klein held several executive positions — President, Chief Operating Officer, Executive Vice President, and Director — of Angiosonics, Inc., a therapeutic ultrasound company. Previously, Mr. Klein was Vice President and General Manager of the Edward Weck Company, a surgical instrument and implant subsidiary of Bristol-Myers Squibb. Mr. Klein also served as an executive with C.R. Bard, Inc., for 14 years, ten as President of the Bard Medsystems Division, a recognized leader in drug delivery systems. During his career, Mr. Klein has led some significant product development efforts and market introductions, including: balloon angioplasty, patient controlled analgesia (PCA), the Mini-Infuser and “Smart” Pump delivery systems, minimally invasive surgery (laparoscopy), endometrial and prostatic ablation by thermotherapy, and ultrasound thrombus ablation. He holds both a BS and an MS in Engineering from Northeastern University, an MBA from Babson College, and was the subject of a Harvard Case Study on intrapreneurs — i.e., entrepreneurs who work in large companies — which was featured in a 1988 business text, General Managers In Action, by Francis Joseph Agular. He also holds numerous patents, issued or pending, in medical devices.

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
Compliance with Section 16(A) of The Exchange Act
All of our officers, directors and beneficial owners were in compliance with Section 16(A) during fiscal year 2005.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors
Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2005 there was one formal meeting of the Board of Directors. All current directors attended this meeting During the year there were numerous management meetings with various configurations of Board Members present.
Compensation of Management
The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal				Other
Position	Year	Salary	Bonus	Compensation
Sheldon C. Fenton, President & CEO	7/98-Present	-0-[1]	-0-	-0-
Russell Van Zandt, CFO	6/05-Present	$30,000[2]	-0-	$17,050[2]

[1]	Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2005 these fees remain unpaid in the amount of $150,000 and are included in accounts payable.

[2]	During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors. This Agreement has been renewed annually. The Agreement calls for $30,000 annually in cash payment for services and 100,000 common shares per quarter. In June 2005 Mr. Van Zandt took on the added responsibilities as Chief Financial Officer of the Company.

CODE OF ETHICS
The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:
1.	The management of the Company is limited to four (4) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 6, 2006, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 6, 2006, there were 228,282,857 shares issued and outstanding of record, as well as 113,491,435 shares issuable in the event of the conversion of the $4,405,972 of Convertible Debentures outstanding and the $1,231,654 of interest thereon as of December 31, 2005.

	Shares of	Percentage
	Common	as of
Name and Address of Beneficial Owners	Stock	03/6/2006[1]
Sheldon C. Fenton	64,111,946[2]	28.1%
160 Eglinton Avenue East, Suite 500
Toronto, Ontario M4P 3B5

Rene A. Gareau	125,000	0.05%
603 Sarasota Quay
Sarasota, Florida 34236

Dunvegan Mortgage Corporation	63,728,946[3]	27.9%
222 Delaware Ave., PO Box 2306
Wilmington, Delaware 19899

Russell D. Van Zandt	1,291,560	0.57%
100 Beach Drive NE, Suite 1002
St. Petersburg, Florida 33701

Alfred A. Ritter	0	—
Rua Baronesa DeBeck 130
Malveira Da Serra
3755-153 Alcabideche, Portugal

Richard B. Klein	2,700,000	1.18%
107 Marseille Place
Cary, North Carolina 27511

H. Quotient Inc.	18,175,854	8.0%
(& subsidiary Quotient Capital Corp.)
8150 Leesburg Pike, Suite 503
Vienna, VA 22182

Milfen Limited	1,594,014[4]	0.7%
33 Jackes Avenue, #303
Toronto, Ontario
M4T 1E2

All Directors and Officers	68,228,506	29.9%
as a Group (5 persons)

[1]	Based on 228,282,857 shares issued and outstanding as of March 6, 2006.

[2]	Includes Mr. Fenton’s direct ownership of 383,000 shares, indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director, as well as 41,395,932 shares issuable in the event of conversion of the $1,780,811 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $330,382 of interest thereon as of December 31, 2005. For informational purposes, also does not include 8,408,271 Series I ($.499) and Series II ($.001) Warrants previously owned by Dunvegan Mortgage Corporation but assigned (in 1998) to 1192615 Ontario Limited et al and in which he disclaims any beneficial interest. For informational purposes, does not include holdings of his adult daughter including (i) 6,446,804 shares and (ii) the 4,050,373 shares issuable in the event of conversion of the $90,000 Convertible Debenture (principal) and $49,641 of interest thereon as of December 31, 2005; in which he disclaims any beneficial interest. For informational purposes does not include holdings of his adult son, including (i) 6,225,778 shares and (ii) the 5,082,482 shares issuable in the event of conversion of the $95,000 of Convertible Debentures (principal) and $49,513 of interest thereon as of December 31, 2005; in which he disclaims any beneficial interest. For informational purposes does not include holdings of Milfen Limited, a Corporation owned by Mr. Fenton’s mother, in which he disclaims any beneficial interest.

[3]	Includes 41,395,932 shares issuable in the event of conversion of the $1,780,811 of Convertible Debentures [principal] owned by Dunvegan Mortgage Corporation and the $330,382 of interest thereon as of December 31, 2005. Does not include 154,163 shares of Series B Preferred Stock.

[4]	Does not include 20,042,184 shares issuable in the event of conversion of the $599,096 of Convertible Debentures [principal] owned by Milfen Limited and the $312,812 of interest thereon as of December 31, 2005.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
DUNVEGAN MORTGAGE CORPORATION
Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company’s President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company prior to January 1, 1999. As a result of those transactions, as of December 31, 2005, Dunvegan Mortgage Corporation continued to hold 154,163 shares of Series B Preferred Stock (88.5%), 22,333,014 shares of our Common Stock (9.8%), Convertible Debentures (funded 1996-2004) in the principal amount of $1,780,811 (100%), and 890 Series D Dunvegan Warrants exercisable to purchase 890 shares of an as-yet-undesignated series of Preferred Stock having 25,000 votes per share, at a price of $1.00 per share (100%).
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

Tanlon Management Services, Inc.
During fiscal years from 1999-2004 we utilized the services of Tanlon Management Services, Inc., a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each of 1999, 2000, 2002, 2004, and 2005 and $90,000 for 2001 (for which the $30,000 due for the 4th quarter was waived). These fees are intended to cover the salaries and costs of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. In addition to the accrued indebtedness for services, the Company owes Tanlon an additional monies for advanced expenses for related travel, courier/express deliveries, and telephone costs. At January 2004 these fees and expenses remained unpaid in the amount of $549,714 and during April 2004 Tanlon assigned these monies to Dunvegan Mortgage Corporation, who agreed to transfer these monies to a 3 year convertible debenture.
At December 31, 2005 these fees and expenses for 2004 and 2005 remain unpaid in the amount of $232,048 and are included in accounts payable.
MARGREAT, INC.
During 2005 we borrowed money in the form of short term loans from Margreat, Inc. a company which has as its senior officer and director the wife of Sheldon Fenton, our President and CEO. Loans from Margreat total $260,000 at December 31, 2005, are due on demand and accrue interest at 8% per annum.
RUSSELL VAN ZANDT
During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors of the Company. Under this agreement, Mr. Van Zandt provided one-half of this time in consulting services to Veridien for the period from October 1, 2003 to December 31, 2004. He was compensated via a payment of $2,500 per month, a grant of 100,000 restricted shares per quarter (beginning in 2004) and sales commissions of 10% (to a maximum of $100,000) on new business generated for the Company by his direct efforts. In December 2004 the Board authorized the renewal of this Agreement, under the same terms, for a further one year to December 31, 2005. See Exhibit 10.35. In June 2005 Mr. Van Zandt was appointed as the Company’s Chief Financial Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index

No.	Description of Exhibit
* 3.1	Certificate of Incorporation of VCT Acquisitions II, Inc. — Dated June 4, 1991

* 3.2	Restated Certificate of Incorporation of VCT Acquisitions II, Inc. — Dated September 13, 1991

* 3.3	Certificate of Amendment of Restated Certificate of Incorporation — November 6, 1991

* 3.4	Bylaws of Veridien Corporation — 1998 as amended to date

* 3.5	Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock — Dated September 11, 1998

* 3.6	Certificate of Designation — Dated April 3, 1995

* 3.7	Certificate of Amendment to the Certificate of Incorporation — Dated February 16, 1996

* 3.8	Certificate of Amendment of Restated Certificate of Incorporation

* 3.9	Certificate of Amendment of Certificate of Incorporation — Dated May 27, 2002

* 4.1	Debenture Sample

* 4.2	General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.3	Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.4	General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.5	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation — Series I — Dated October 19, 1995

* 4.6	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation Series II — Dated October 19, 1995

* 4.7	Warrant to purchase Common Stock Series I and Series II — Dated December 12, 1995

* 4.8	Common Stock Purchase Warrant: $0.135 per share — Dated June 10, 1998

* 10.1	Building Lease

* 10.2	Canadian Licensing Agreement — Dated February 28, 1998

* 10.3	Contract Fill and Sub-lease Agreement with Horizon Pharmaceuticals, Inc. — Dated August 1, 1998

* 10.4	Trademark — Virahol

* 10.5	Trademark — Viraguard

* 10.6	Trademark — Viragel

* 10.7	Trademark — Vira- CD7

* 10.8	Australian Patent No. 667,930/Sterihol

* 10.9	Australian Patent No. 628,932/Virahol

* 10.10	Canadian Patent No. 1,337,329/Virahol

* 10.11	Mexican Patent No. 185,884/Virahol

* 10.12	U.K. Patent No. 2,294,639/Virahol

* 10.13	U.K. Patent No. 2,245,171/Virahol

* 10.14	U.S. Patent No. 5,405,602/Sterihol

* 10.15	U.S. Patent No. 5,145,663/Virahol

* 10.16	U.S. Patent No. 5,441,723/Virahol

* 10.17	U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical Sterilant

* 10.18	New Zealand Patent No. 269,419/Virahol

* 10.19	Employment Agreement with Paul Simmons

* 10.20	Employment Agreement with Andrew T. Libby, Jr.

* 10.21	Norpak Manufacturing Inc. Agreement

* 10.22	Consulting Agreement with Kenneth J. Chester

* 10.23	Option Agreement re: Purchase of SunSwipe, Inc.

* 10.24	Consulting Agreement with Robert P. Belling

* 10.25	Scott R. Dotson Agreement

* 10.26	Trademark — Veridien

* 10.27	Australian Patent No. 695,346/Virahol (DSII)

* 10.28	U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

* 10.29	U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

* 10.30	U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

* 10.31	U.S. Patent No. 5,985,929/Cold Chemical Sterilant

* 10.32	Canadian Patent No. 2,166,810/Virahol (DSII)

* 10.33	Trademark and Design — Viraguard

* 10.34	Employees & Consultants Compensation and Stock Option Plan

* 10.35	Consulting Agreement with Russell Van Zandt

* 10.36	Agreement with Mycosol, Inc.

* 10.37	Investment Agreement — Mineola Holdings Corporation, Veridien Corporation & Mycosol, Inc

* 16.1	Carter, Cartier, Melby and Guarino Letter (re: 8K filed at time of Change in Auditors)

* 21.1	Subsidiaries

* 21.2	Subsidiaries (as of December 31, 2000)

* 21.3	Subsidiaries (as of December 31, 2001)

* 21.4	Subsidiaries (as of December 31, 2002)

*21.5	Subsidiaries (as of December 31, 2003)

*21.6	Subsidiaries (as of December 31, 2004)

21.7	Subsidiaries (as of December 31, 2005)

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit previously filed.
Reports on Form 8-K
There were 5 reports on Form 8-K filed in 2005:

Date	Items	Description

March 9, 2005	1.01, 2.01, 2.03 & 3.02	Mycosol Transaction
April 29, 2005 [Amended May 11/05]	4.01 & 9.01	Change in Auditors
June 28, 2005	5.02	Appointment of CFO
September 30, 2005	4.02 & 9.01	Restatement of YE 2004
November 16, 2005	7.01 & 9.01	Press Release
The September 30, 2005 report was the only report containing any financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During 2004 the Company’s principal accountants were Carter, Cartier, Melby & Guarino, C.P.A.s, P.A. They had been the company’s principal accountant since the Company’s fiscal year ended December 31, 1997.
On April 27, 2005 we retained Malone & Bailey, PC to act as our principal accountants (see Item 8 above).
AUDIT FEES
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings were: 2005 — $59,210 and 2004 — $56,821.
AUDIT-RELATED FEES
In connection with an inspection (which began in October 2004) by the Public Company Accounting Oversight Board of our (then) auditors Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”), the Company discovered errors in the accounting for transactions in the 2003 fiscal period (see Item 8A above for a full description). These corrections were quantified by the Company in March 2005 through consultation with external accounting professionals and resulted in an additional loss of $177,837 to the 2003 net loss. The Restated financials were included in the Company’s Form 10KSB filed March 31, 2005.
The external accounting professionals we used were Malone & Bailey, PC, who were recommended to us by our securities counsel. We paid them $5,310 for the assistance they provided to us in quantifying the 2003 year-end financial restatement, as well as consultation for issues relating to the 2004 audit.
After completion of the 2004 Audit the Company changed auditors from CCMG to Malone & Bailey, PC (see Item 8 above for a full description).
TAX FEES
The aggregate fees billed for each of the last two fiscal year for professional services rendered by the Company’s principal accountants for tax related items were: 2005 — $1,690 and 2004 - $4,600. The only services provided under this caption were preparation of the Company’s annual tax return.
ALL OTHER FEES
No other fees were billed in either 2005 or 2004 by the Company’s principal accountants, except those disclosed above.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton, C.E.O.	,	President
Sheldon C. Fenton, C.E.O.

Date	March 30, 2006

By	/s/ Russell D. Van Zandt, Chief Financial Officer
Russell D. Van Zandt, C.F.O. and Chairman of the Board of Directors

Date	March 30, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton, C.E.O.
Sheldon C. Fenton, C.E.O.

Date	March 30, 2006

By	/s/ Russell D. Van Zandt, C.F.O. and Chairman of the Board of Directors Russell D. Van Zandt, C.F.O. and Chairman of the Board of Directors

Date	March 30, 2006

By	/s/ Rene A. Gareau, Vice Chairman of the Board of Directors
Rene A. Gareau, Vice Chairman of the Board of Directors

Date	March 30, 2006