Form 10QSB
period 2006-03-31
VERIDIEN CORP
filed 2006-05-19
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 228,577,857 shares of common stock, par value $0.001 were outstanding at May 3, 2006.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Pages
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis	8

Item 3. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits and Report on Form 8-K

(a) Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

(b) Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

(c) Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15

(d) Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.1 Section 906 Certification

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$120,992	$115,493
Marketable securities	147,474	137,795
Accounts receivable, net of allowance of $34,825 and $27,494	139,301	324,952
Inventory	410,136	376,624
Prepaid expenses and other current assets	69,443	82,399

Total current assets	887,346	1,037,263

Property and equipment, net of accumulated depreciation of $419,638 and $417,365	27,489	29,762

Other assets:
Patents, net of accumulated amortization of $512,465 and $511,188, respectively	307,164	286,280
Goodwill	410,000	410,000
Security deposits	10,354	9,965

Total Assets:
	$1,642,353	$1,773,270

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Liabilities and Shareholders’ Deficit
Current liabilities:
Note payable	$551,136	$571,522
Notes payable — related party	401,000	260,000
Current portion of convertible debentures	671,066	671,066
Current portion of convertible debentures — related party	824,096	824,096
Accounts payable	380,867	452,904
Accounts Payable — related party	266,031	232,049
Accrued liabilities	563,496	534,686
Accrued liabilities — related party	859,861	769,192
Customer deposits	16,977	16,977

Total current liabilities:	4,534,530	4,332,492

Long term liabilities:
Convertible debentures	1,180,000	1,130,000
Convertible debentures — related party	1,780,811	1,780,811

Total liabilities:	7,495,341	7,243,303

Minority interest	125,968	178,756

Shareholders’ deficit:
Undesignated preferred stock $.001 par value, 25,000,000 shares authorized, none issued
Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at March 31, 2006 and December 31, 2005	60,000	60,000
Series B preferred stock, $.001 par value, 245,344 authorized, 174,219 issued and outstanding at March 31, 2006 and December 31, 2005	175	175
Common stock — $.001 par value; 300,000,000 shares authorized, 228,412,857 and 228,282,857 issued and outstanding at March 31, 2006 and December 31,2005	228,413	228,283
Additional paid-in capital	31,836,519	31,819,544
Accumulated deficit	(37,756,791)	(35,780,923)
Current period profit (loss)	(347,272)	(1,975,868)

Total shareholders’ deficit:	(5,978,956)	(5,648,789)

Total Liabilities and Shareholders’ Deficit:	$1,642,353	$1,773,270

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended,
	March 31, 2006	March 31, 2005
Revenue	$155,123	$317,378

Operating costs and expenses:
Cost of revenue	87,986	226,104
General, selling, and administrative	203,785	263,171
Research and development	118,243	249,587

	410,014	738,862

Other income (expense):
Interest expense	(155,975)	(121,334)
Unrealized gain (loss) on investments	(116,234)	(80,600)
Interest income	1,126	444
Dividend income	125,914	-0-

	(145,169)	(201,490)

Net income (loss) before minority interest	(400,060)	(622,974)

Minority interest in Mycosol loss	52,788	152,299

Net income (loss)	$(347,272)	$(470,675)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)

Weighted average share outstanding	228,326,190	225,734,619

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(347,272)	$(470,675)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	3,550	11,658
Common stock issued for services	6,500	6,600
Realized (gain) loss on marketable securities	—	—
Unrealized (gain) loss on marketable securities	116,234	—
Proceeds from sale of marketable securities	—	80,600
Minority interest	(52,788)	(152,299)
Changes in
Marketable securities	(125,914)	—
Accounts receivable	185,651	78,333
Inventories	(33,512)	(26,563)
Other current assets	12,956	23,585
Accounts payable	(38,055)	122,005
Accrued expenses	130,085	88,364

Net cash (used) by operating activities:	(142,565)	(238,392)

Cash flow from investing activities:
Purchase of property and equipment	—	(9,805)
Increase in patents	(22,161)	(14,800)
Increase in security deposits	(389)	3,000

Net cash (used) by investing activities:	(22,550)	(21,605)

Cash flow from financing activities:
Proceeds from Mineola advance	—	500,000
Proceeds from convertible debentures	50,000	200,000
Proceeds from notes payable - related party	141,000	—
Payments on notes payable	(20,386)	(19,671)

Net cash provided by financing activities:	170,614	680,329

Net increase/(decrease) in cash	5,499	420,332
Cash at beginning of quarter	115,493	126,027

Cash at end of quarter	$120,992	$546,359

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	—	$113,489
Payment of accrued interest with Mycosol warrants	—	222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	—	300,000

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2006
The accompanying consolidated financial statements of Veridien Corporation at March 31, 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2005. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2006 are not necessarily indicative of the results which can be expected for the entire year.
Note A — Stock-Based Compensation
On January 1, 2006, Veridien adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Veridien adopted SFAS 123(R) using the modified prospective method which allows the application of SFAS 123(R) on a going-forward basis rather than restating prior periods and requires the application of the accounting standard as of January 1, 2006.
During the three months ended March 31, 2006 and 2005, Veridien had no stock option issuances.
Note B — Consolidation of Variable Interest Entity — Mycosol Investment
Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
As of March 31, 2006 Veridien owned 42% of Mycosol. Veridien is considered the primary beneficiary as it stands to absorb the majority of Mycosol’s expected losses as the other equity owners have insufficient capital invested to absorb the expected losses. Veridien consolidates the operations of Mycosol consistent with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
Note C — Convertible Debentures
In first quarter 2006 and 2005, the Company received $50,000 and $200,000, respectively of proceeds from the sale of convertible debentures. Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to January 2009. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion prices for the debentures range from $.02 to $.10 per share.

Item 2. Management’s Discussion and Analysis
First Quarter — March 31, 2006 Compared with March 31, 2005
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2006 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of March 31, 2006 our investment interest in Mycosol is 42%.
The Company has incurred losses since its incorporation. At March 31, 2006, the Company had an accumulated deficit of $38,104,063. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations
First Quarter ended March 31, 2006 vs. First Quarter ended March 31, 2005

	First Quarter		Percentage of
	March 31		Gross Revenue
	2006	2005	2006	2005
Revenue	$155,123	$317,378	100%	100%
Cost of Revenue	87,986	226,104	57%	71%
Gross Profit	67,137	91,274	43%	29%

Operating Expenses:
General, Selling & Administrative	203,785	263,171	131%	83%
Research & Development	118,243	249,587	76%	79%
Other Income (Expense) Net	(145,169)	(201,490)	(94)%	(63)%
Net Income (Loss) Before Minority Interest	(400,060)	(622,974)	(258)%	(196)%
Minority Interest	52,788	152,299	34%	48%
Net Income (Loss) Before Taxes	$(347,272)	$(470,675)	(224)%	(148)%
Income Taxes	-0-	-0-	0%	0%
Net Income (Loss)	$(347,272)	$(470,675)	(224)%	(148)%
Consolidated gross revenues for first quarter 2006 decreased by $35,659 or 11% to $282,163 compared with $317,822 in first quarter 2005.
•	Gross revenue from product sales decreased for first quarter 2006 by $162,255 or 51% to $155,123 compared with $317,378 in first quarter 2005. The decrease can be attributed to timing of product production in first quarter which will be delivered in second quarter 2006. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have recently begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their eight patents pending.

•	Interest income for first quarter 2006 increased by $682 or 154% to $1,126 compared with $444 in first quarter 2005. The increase in interest income is attributed to a higher balance earning interest at higher interest rates at the bank over the same period in the prior year.
•	Dividend income for first quarter 2006 increased by $125,914 or 100% to $125,914 compared with $-0- in first quarter 2005. Dividend income is attributed to receipt of 359,753 shares of Standard Holdings Group LTD (SNDH) in first quarter 2006. These shares were distributed as a dividend based on holdings of H-Quotient, Inc. (HQNT) stock as of December 30, 2005.
Consolidated gross expenses for first quarter 2006 decreased by $258,573 or 27% to $682,223 compared with $940,796 in first quarter 2005.
•	The cost of revenue for the first quarter decreased as a percentage of total revenue to 57% in 2006 from 71% in 2005. The cost of goods sold from products sales for first quarter 2006 decreased by $138,118 or 61% to $87,986 compared with $226,104 in first quarter 2005. This can be attributed to a decrease in product sales of 51% for the same period. The cost of goods ratio as a percentage of product sales was 57% in first quarter 2006 compared to 71% in first quarter 2005. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with increased margins.

•	General, selling, and administrative expenses for first quarter 2006 decreased by $59,386 or 23% to $203,785 compared with $263,171 in first quarter 2005. Decreases that affected general and administrative expenses were associated with professional public company, legal, consulting and accounting fees for first quarter 2006 that decreased by 41% to $40,217 compared with $68,194 in first quarter 2005. Decreases in general and administrative costs were associated with insurance fees for first quarter 2006 that decreased by 1% to $21,927 compared with $22,161 in first quarter 2005. Decreases that affected general and administrative costs were associated with rent expense for first quarter 2006 that decreased by 11% to $5,619 compared with $6,347 in first quarter 2005. Decreases in general and administrative costs were associated with sales and marketing expenses for first quarter 2006 that decreased by 31% to $69,062 compared with $100,391 in first quarter 2005.

•	Research and development expenses for first quarter 2006 decreased by $131,344 or 53% to $118,243 compared with $249,587 in first quarter 2005. This represents $27,229 for the Company and $91,014 from consolidation of expenses for the VIE — Mycosol, Inc. with respect to their development of their eight patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During first quarter 2006, the Company recorded an unrealized loss in the amount of $116,234 which reflects the decline in the fair market value of 719,507 HQNT common shares from $.17 to $.09, a decline in the fair market value of 10,741 Healthnostics, Inc. (HNST) common shares from $.125 to $.07, and a decline in the fair market value of 431,404 Standard Holdings Group LTD (SNDH) common shares from $.24 to $.19 at March 31, 2006. During first quarter 2005, the Company recorded an unrealized loss in the amount of $80,600 which reflects the decline in the fair market value of 701,506

HQNT common shares from $.55 to $.45 and a decline in the fair market value of 10,741 Healthnostics, Inc. (HNST) common shares from $.13 to $.075 at March 31, 2005.

•	Interest expense for first quarter 2006 increased by $34,641 or 29% to $155,975 compared with $121,334 in first quarter 2005. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	Net income (losses) decreased to a net (loss) before Minority interest in Mycosol to ($400,060) for first quarter 2006 from a net (loss) of ($622,974) for first quarter 2005. Net income (losses) decreased to a net (loss) after Minority interest in Mycosol to ($347,272) for first quarter 2006 from a net (loss) of ($470,675) for first quarter 2005.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of March 31, 2006 and March 31, 2005 we had working capital deficits of approximately $3,647,184 and $699,775 respectively. Our independent registered public accountants stated in their report on the 2005 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
•	During the first quarter of 2006 we issued a convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.033

•	During the three months ended March 31, 2006, 30,000 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.05.

•	During the first three months of 2006 100,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.05.

•	During the three months ended March 31, 2006, accounts receivable decreased by $185,651 to $139,301 from $324,952 at December 31, 2005.

•	During the three months ended March 31, 2006, inventory increased by $33,512 to $410,136 compared with $376,624 at December 31, 2005.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 4, 2006, we have cash of approximately $218,402 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien and our VIE, Mycosol.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
PART II
OTHER INFORMATION
Item 1.  Legal Proceedings
There have been no changes in the previously reported litigation.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending March 31, 2006:

Convertible Securities

On January 23, 2006 the Registrant issued a convertible debenture for cash proceeds of $50,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.033. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock

At March 31, 2006, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but were not issued until April 26, 2006. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended March 31, 2006 the Company did not repurchase any of its equity securities.
Item 6.  Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K

During the first quarter of 2006 there were no reports on Form 8-K issued by the Company.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date May 19, 2006	By /s/ Sheldon C. Fenton Sheldon C. Fenton
Chief Executive Officer

Date May 19, 2006	By /s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman