Form 10QSB
period 2006-06-30
VERIDIEN CORP
filed 2006-08-14
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-25555
Veridien Corporation
(Name of Small Business Issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3020382 (IRS Employer Identification No.)

7600 Bryan Dairy Road, Suite F, Largo, Florida (Address of principal executive offices)	33777-1433 (Zip Code)
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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 230,005,679 shares of common stock, par value $0.001 were outstanding at July 1, 2006.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

			Pages
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements		3
	Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis		9

Item 3.	Controls and Procedures		17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings		17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		17

Item 5.	Other Information		18

Item 6.	Exhibits and Reports on Form 8-K		18

	A.	Exhibits

	(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

	(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

	(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

	(d)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash	$143,476	$115,493
Marketable Securities	105,430	137,795
Accounts receivable, net of allowance of $36,930 and $27,494	191,657	324,952
Inventory	387,144	376,624
Prepaid expenses and other current assets	47,932	82,399

Total current assets:	875,639	1,037,263

Property and equipment, net of accumulated depreciation of $421,914 and $417,365	25,531	29,762

Other assets:
Patents, net of accumulated amortization of of $513,743 and $511,188	336,872	286,280
Goodwill	410,000	410,000
Security deposits	13,754	9,965

Total Assets:	$1,661,796	$1,773,270

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and Shareholders’ Deficit
Current liabilities:
Note payable	$169,298	$571,522
Notes payable — related party	-0-	260,000
Current portion of convertible debentures, net of debt discount of $18,005 and $0 at June 30, 2006 and December 31, 2005	1,233,061	671,066
Current portion of convertible debentures — related party	2,604,907	824,096
Accounts payable	386,845	452,904
Accounts payable — related party	39,890	232,049
Accrued liabilities	618,355	534,686
Accrued liabilities — related party	957,382	769,192
Customer deposits	1,011	16,977

Total current liabilities	6,010,749	4,332,492
Long-term liabilities:
Convertible debentures	1,130,000	1,130,000
Convertible debentures — related party	767,032	1,780,811

Total liabilities:	7,907,781	7,243,303

Minority interest	69,447	178,756
Shareholders’ deficit:
Undesignated preferred stock, $.001 par value 25,000,000 shares authorized, none issued Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at June 30, 2006 and December 31, 2005	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at June 30, 2006 and December 31, 2005	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 230,005,679 and 228,282,857 issued and outstanding at June 30, 2006 and December 31, 2005	230,005	228,283
Additional paid-in capital	31,921,279	31,819,544
Accumulated deficit	(37,756,791)	(35,780,923)
Current period profit (loss)	(770,100)	(1,975,868)

Total shareholders’ deficit:	(6,315,432)	(5,648,789)

Total Liabilities and Shareholders’ Deficit:	$1,661,796	$1,773,270

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$265,054	$153,339	$420,177	$470,717

Operating costs and expenses:
Cost of revenue	155,618	97,361	243,604	323,465
General, selling, and administrative	249,364	245,731	453,149	508,902
Research and development	131,558	250,914	249,801	500,501

	536,540	594,006	946,554	1,332,868

Other income (expense):
Interest expense	(167,252)	(125,981)	(323,227)	(247,315)
Unrealized gain (loss) on investments	(42,045)	(85,906)	(158,279)	(166,506)
Interest income	1,435	330	2,561	774
Dividend income	-0-	16,547	125,914	16,547

	(207,862)	(195,010)	(353,031)	(396,500)

Net income (loss) before minority interest	(479,348)	(635,677)	(879,408)	(1,258,651)

Minority interest in Mycosol loss	56,520	144,805	109,308	297,104

Net income (loss)	$(422,828)	$(490,872)	$(770,100)	$(961,547)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	229,484,344	227,921,635	228,905,267	226,828,127

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(770,100)	$(961,547)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	7,104	16,571
Amortization of debt discount associated with BCF	2,601	-0-
Non cash dividends	(125,914)	(16,547)
Unrealized (gain) loss on marketable securities	158,279	166,506
Stock issuances for services	32,850	15,373
Minority interest	(109,308)	(297,104)
Changes in operating assets and liabilities:
Accounts receivable	133,295	58,753
Inventory	(10,520)	(34,956)
Prepaid expenses and other current assets	34,467	41,445
Deposits	(3,789)	3,000
Customer deposits	(15,966)	-0-
Accounts payable	7,814	165,829
Accrued expenses – third party	83,669	42,103
Accrued expenses – related party	188,190	153,869

Net cash provided (used) by operating activities:	(387,328)	(646,705)
Cash flow from investing activities:
Purchase of property and equipment	(318)	(12,646)
Increase in patents	(53,147)	(31,097)

Net cash used by investing activities:	(53,465)	(43,743)
Cash flow from financing activities:
Proceeds from Mineola advance	-0-	500,000
Proceeds from convertible debentures	270,000	200,000
Proceeds from notes payable – third party	-0-	44,423
Proceeds from notes payable — related party	271,000	-0-
Payments on notes payable — third party	(42,224)	-0-
Payments on notes payable — related party	(30,000)	-0-

Net cash provided by financing activities:	468,776	744,423
Net increase/(decrease) in cash	27,983	53,975
Cash at beginning of year	115,493	126,027

Cash at end of quarter	$143,476	$180,002

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$50,000	$113,489
Conversion of debt to convertible debentures	1,127,032
Payment of accrued interest with Mycosol warrants		222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock		300,000

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2006
The accompanying consolidated financial statements of Veridien Corporation at June 30, 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2005. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2006 are not necessarily indicative of the results which can be expected for the entire year.
Note A – Stock-Based Compensation
On January 1, 2006, Veridien adopted SFAS No. 123R, “Shared-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Veridien adopted SFAS 123(R) using the modified prospective method which allows the application of SFAS 123(R) on a going-forward basis rather than restating prior periods and requires the application of the accounting standard as of January 1, 2006.
During the six months ended June 30, 2006 and 2005, Veridien had no stock option issuances.
Note B – Consolidation of Variable Interest Entity — Mycosol Investment
Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
As of June 30, 2006 Veridien owned 43.18% of Mycosol. Veridien is considered the primary beneficiary as it stands to absorb the majority of Mycosol’s expected losses as the other equity owners have insufficient capital invested to absorb the expected losses. Veridien consolidates the operations of Mycosol consistent with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
Note C – Convertible Debentures
In second quarter 2006 and 2005, the Company received $220,000 and $-0-, respectively of proceeds from the sale of convertible debentures. The Company also issued an additional three convertible debentures for extinguishments of debt for two Note Payables totaling $861,000 and for one Accounts Payable of $266,032. Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to June 2009.

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
First Quarter – June 30, 2006 Compared with June 30, 2005
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2006 for the three months and six months ended June 30, 2006 and June 30, 2005, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of June 30, 2006 our investment interest in Mycosol is 43.18%.

The Company has incurred losses since its incorporation. At June 30, 2006, the Company had an accumulated deficit of $38,526,891. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations
Second Quarter ended June 30, 2006 vs. Second Quarter ended June 30, 2005

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2006	2005	2006	2005
Revenue	$265,054	$153,339	100%	100%
Cost of Revenue	155,618	97,361	59%	63%

Gross Profit	109,436	55,978	41%	37%

Operating Expenses:
General, Selling & Administrative	249,364	245,731	94%	160%
Research & Development	131,558	250,914	50%	164%

Income (Loss) from Operations	(271,486)	(440,667)	(102)%	(287)%
Other Income (Expense) Net	(207,862)	(195,010)	(78)%	(127)%

Net Income (Loss) Before Minority Interest	(479,348)	(635,677)	(181)%	(415)%
Minority Interest	56,520	144,805	21%	94%

Net Income (Loss)	(422,828)	(490,872)	(160)%	(320)%

Second Quarter — June 30, 2006 Compared with June 30, 2005
Consolidated gross income (operating and non-operating) for second quarter 2006 increased by $96,273 or 57%, to $266,489 compared with $170,216 in second quarter 2005.
•	Gross revenue from product sales increased for second quarter 2006 by $111,715, or 73%, to $265,054 compared with $153,339 in second quarter 2005. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for second quarter 2006 increased by $1,105, or 335% to $1,435 compared with $330 in second quarter 2005.

•	Dividend income for second quarter 2006 decreased by $16,547, or 100% to $-0- compared with $16,547 in second quarter 2005. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during second quarter 2005.
Consolidated gross expenses for second quarter 2006 decreased by $60,056, or 7%, to $745,837 compared with $805,893 in second quarter 2005.
•	The cost of goods sold from product sales for second quarter 2006 increased by $58,257 or 60% to $155,618 compared with $97,361 in second quarter 2005. The cost of goods ratio as a percentage of product sales was 59% in second quarter 2006 compared to 63% in second quarter

2005. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with increased margins. Profit margins for product sales were at 41% and 37%, respectively for Quarter 2 2006 and Quarter 2 2005.
•	General, selling, and administrative expenses for second quarter 2006 increased by $3,633 or 1% to $249,364 compared with $245,731 during the same period of 2005. Increases that affected general and administrative costs were associated with administrative wages which increased in second quarter 2006 by 49% to $45,189 compared with $30,363 in second quarter 2005. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2006 that increased by 17% to $63,456 compared with $54,272 in second quarter 2005. Decreases that affected general and administrative costs were associated with selling expenses which decreased for second quarter 2006 by 7% to $75,191 compared with $80,425 in second quarter 2005. This decrease is attributable to a reduction in advertising expenses. Additional decreases in general and administrative costs were associated with public company expenses for second quarter 2006 the decrease in this category decreased by 32% to $6,753 compared with $9,909 in second quarter 2005.

•	Research and development expenses for second quarter 2006 decreased by $119,356, or 48% to $131,558 compared with $250,914 in second quarter 2005. This represents $32,085 for the Company and $99,473 from the consolidation of expenses for the VIE – Mycosol, Inc. for the second quarter 2006 compared to $25,748 for the Company and $225,166 from the consolidation of expenses for the VIE – Mycosol, Inc. for the second quarter of 2005. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2006 increased by $41,271, or 33% to $167,252 compared with $125,981 in second quarter 2005. The increase in interest expense was due primarily to the increase in Convertible Debentures issued in the amount of $1,347,032 in second quarter 2006 compared to $-0- in second quarter 2005. Also the Company expensed $1,717 in convertible debenture discount per Black Scholes calculations in second quarter 2006 compared to $-0- in second quarter 2005. The Company continues current debt financing arrangements.

•	During second quarter 2006 the Company recorded an unrealized loss in the amount of $42,045 which reflects the decline in the FMV of 719,507 HQNT shares from March 31, 2006 at $.09 to $.05 at June 30, 2006; a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from March 31, 2006 at $.07 to $.04 at June 30, 2006; and a decrease in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.19 at March 31, 2006 to $.16 at June 30, 2006. During second quarter 2005 the Company recorded an unrealized loss in the amount of $85,906 which reflects the decline in the FMV of 701,506 HQNT shares from March 31, 2005 at $.45 to $.30 at June 30, 2005; a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from March 31, 2005 at $.075 to $.065 at June 30, 2005; an increase in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.23 at June 6, 2005 to $.27 at June 30, 2005.
•	Net (loss) decreased to a net loss before Minority interest in Mycosol to ($479,348) for second quarter 2006 from a net loss of ($635,677) in second quarter 2005. Net (loss) decreased to a net loss after Minority interest in Mycosol to ($422,828) for second quarter 2006 from a net loss of ($490,872) in second quarter 2005.

Six Months ended June 30, 2006 vs. Six Months ended June 30, 2005

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2006	2005	2006	2005
Revenue	$420,177	$470,717	100%	100%
Cost of Goods Sold	243,604	323,465	58%	69%

Gross Profit	176,573	147,252	42%	31%

Operating Expenses:
General, Selling & Administrative	453,149	508,902	108%	108%
Research & Development	249,801	500,501	59%	106%

Income (Loss) from Operations	(526,377)	(862,151)	(125)%	(183)%
Other Income (Expense) Net	(353,031)	(396,500)	(84)%	(84)%

Net Income (Loss) Before Minority Interest	(879,408)	(1,258,651)	(209)%	(267)%
Minority Interest	109,308	297,104	26%	63%

Net Income (Loss)	(770,100)	(961,547)	(183)%	(204)%

Six-months ended June 30, 2006 Compared with Six Months Prior Year ended June 30, 2005
Consolidated gross income (operating and non-operating) for the six months ended June 30, 2006 increased by $60,614, or 12% to $548,652 compared with $488,038 during the same period of 2005.
•	Gross revenue from product sales decreased for the first six months of 2006 by $50,540, or 11%, to $420,177 compared with $470,717 in 2005. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During the first six months of 2006 the Company recorded an unrealized loss in the amount of $158,279 which reflects the decline in the FMV of 719,507 HQNT shares from December 31, 2005 at $.17 to $.05 at June 30, 2006; and a decline in the FMV of 10,741 HNST shares from December 31, 2005 at $.125 to $.04 at June 30, 2006 and a decline in the FMV of 431,404 SNDH shares from December 21, 2005 at $.24 to $.16 at June 30, 2006. During the first six months of 2005 the Company recorded an unrealized loss in the amount of $166,506 which reflects the decline in the FMV of 701,506 HQNT shares from December 31, 2004 at $.55 to $.30 at June 30, 2005; and a decline in the FMV of 10,741 HNST shares from December 31, 2004 at $.13 to $.065 at June 30, 2005 and an increase in the FMV of 71,951 SNDH shares of $.23 at June 6, 2005 to $.27 at June 30, 2005.

•	Interest income for the first six months of 2006 increased by $1,787, or 231% to $2,561 compared with $774 during the same period of 2005.

•	Dividend income for second quarter 2006 increased by $109,367, or 661% to $125,914 compared with $16,547 in second quarter 2005. The Company received 359,753 common shares of Standard Holdings Group (SNDH) as a dividend during the first six months of 2006 and 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during the first six months of 2005.
Consolidated gross expenses for the first six months of 2006 decreased by $318,629 or 18%, to $1,428,060 compared with $1,746,689 during the same period of 2005.
•	The cost of goods sold from product sales for the six months ended June 30, 2006 decreased by $79,861 or 25% to $243,604 compared with $323,465 during the same period of 2005. The cost of goods ratio as a percentage of product sales was 58% during the six months ended June 30, 2006 compared to 69% in the same period 2005. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with increased margins. Profit margins for product sales were at 42% and 31%, respectively for year-to date 2006 and year-to-date 2005.

•	General, selling, and administrative expenses for six months ended June 30, 2006 decreased by $55,753 or 11% to $453,149 compared with $508,902 during the same period of 2005. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for six months ended June 30, 2006 that decreased by 15% to $103,674 compared with $122,541 in the same period 2005. Decreases that affected general and administrative costs were associated with selling expenses which decreased for six months ended June 30, 2006 by 23% to $139,581 compared with $180,673 in the same period 2005. This decrease is attributable to a reduction in advertising expenses. Additional decreases in general and administrative costs were associated with public company expenses for six months ended June 30, 2006 the decrease in this category decreased by 1% to $11,936 compared with $12,631 in the same period 2005. This decrease is attributable to the reduction of costs in maintaining the Company’s website. Increases that affected general and administrative costs were associated with administrative wages which increased for six months ended June 30, 2006 by 29% to $81,968 compared with $63,417 in the same period 2005. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies.

•	Research and development expenses for the first six months of 2006 decreased by $250,700, or 50% to $249,801 compared with $500,501 during the same period of 2005. This represents $59,314 for the Company and $190,487 consolidation of expenses for the VIE – Mycosol, Inc. for the first six months of 2006 and $53,616 for the Company and $446,885 consolidation of expenses for the VIE – Mycosol, Inc for the same period of 2005. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for the first six months of 2006 increased by $75,912, or 31% to $323,227 compared with $247,315 during the same period of 2005. The increase in interest expense was due primarily to the increase in Convertible Debentures issued in the amount of $1,397,032 in the first six months of 2006 compared to $200,000 during the same period 2005. Also the Company expensed $2,601 in convertible debenture discount per Black Scholes calculations in the first six months of 2006 compared to $-0- in the same period 2005. The Company continues current debt financing arrangements.
Net (loss) decreased to a net loss before Minority interest in Mycosol to ($879,408) for the first six months of 2006 from a net loss of ($1,258,651) in the same period of 2005. Net (loss)

decreased to a net loss after Minority interest in Mycosol to ($770,100) for the first six months of 2006 from a net loss of ($961,547) in the same period of 2005.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of June 30, 2006 and June 30, 2005 we had working capital deficits of approximately $5,135,110 and $1,340,906 respectively. Our independent registered public accountants stated in their report on the 2005 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
•	During the second quarter a convertible debenture with a principal balance of $50,000 and accrued interest of $14,582 was converted into 1,291,638 common shares at the conversion rate of $0.05.

•	During the second quarter we issued 6 convertible debentures (i) 3 for cash proceeds totaling $220,000; (ii) 1 for extinguishment of Notes Payable (cash proceeds already received by the company) of $360,000; (iii) 1 for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $501,000; and (iv) 1 for extinguishment of Accounts Payable – related Party (fees and expenses due from the company) of $266,032. These debentures all carry an interest rate of 8%, have 3-year terms and have conversion rates of $0.035.

•	During the second quarter, 165,000 common shares were issued under the company’s S8 Registration Statement to two employees in recognition of past performance. The average effective price per share was $0.038.

•	During the six months ended June 30, 2006, 66,184 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.045.

•	During the six months of 2006 200,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.045.

•	During the first quarter of 2006 we issued a convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.033.

•	During the six months ended June 30, 2006, accounts receivable decreased by $133,295 to $191,657 from $324,952 at December 31, 2005.

•	During the six months ended June 30, 2006, inventory increased by $10,520 to $387,144 compared with $376,624 at December 31, 2005.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
•	As of July 31, 2006, we have cash of approximately $126,951 and during August and September, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien and our VIE, Mycosol.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
Item 3. Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, we have performed an evaluation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified a material clerical error related to the valuation of a beneficial conversion feature associated with convertible debentures issued during the quarter ended June 30, 2006, which we have corrected and is properly presented in this financial statement. We will continue our efforts to improve and strengthen our control processes and procedures to fully remedy this deficiency. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes in the previously reported litigation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the quarter ending June 30, 2006, in addition to those previously disclosed in the Company’s 8-K filed May 30, 2006:

Convertible Securities

On June 2, 2006 the Registrant issued a convertible debenture for cash proceeds of $50,000 to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 3 years. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.035. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock

At June 30, 2006, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the second quarter but have not yet been issued.. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended June 30, 2006 the Company did not repurchase any of its equity securities.

Item 5.	Other Information
          Not applicable.

Item 6.	Exhibits and Report on Form 8-K
A.	Exhibits
(e)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(g)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(h)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K

During the second quarter of 2006 there was 1 report on Form 8-K issued by the Company on May 30, 2006 with disclosures under (i) Item 2.03 – Obligations under an Off Balance Sheet Arrangement; and (ii) Item 3.02 Unregistered Sales of Equity Securities.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date	August 14, 2006	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date	August 14, 2006	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman