Form 10QSB
period 2006-09-30
VERIDIEN CORP
filed 2006-11-14
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-25555
Veridien Corporation
(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7600 Bryan Dairy Road, Suite F, Largo, Florida	33777-1433

(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 247,859,113 shares of common stock, par value $0.001 were outstanding at November 7, 2006.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

		Pages
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19

	(a) Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification,
	Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

	(b) Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification,
	Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

	(c) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350,
	as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

	(d) Exhibit 32.2 - Certification Pursuant 18 U.S.C. Section 1350,
	as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash	$239,406	$115,493
Marketable Securities	50,540	137,795
Accounts receivable, net of allowance of $55,563 and $27,494	378,810	324,952
Inventory	568,246	376,624
Prepaid expenses and other current assets	119,674	82,399

Total current assets:	1,356,676	1,037,263

Property and equipment, net of accumulated depreciation of $424,199 and $417,365	23,248	29,762

Other assets:
Patents, net of accumulated amortization of of $515,020 and $511,188	345,822	286,280
Goodwill	870,748	410,000
Security deposits	13,754	9,965

Total Assets:	$2,610,248	$1,773,270

See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	September	December
	30, 2006	31, 2005
Liabilities and Shareholders’ Deficit

Current liabilities:
Notes payable	$188,900	$571,522
Notes payable — related party	145,000	260,000
Current portion of convertible debentures, net of debt discount of $16,288 and $0 at Sept. 30, 2006 and December 31, 2005	1,234,778	671,066
Current portion of convertible debentures — related party	2,604,907	824,096
Accounts payable	500,201	452,904
Accounts payable — related party	65,198	232,049
Accrued liabilities	700,744	534,686
Accrued liabilities — related party	1,061,588	769,192
Customer deposits	1,011	16,977

Total current liabilities:	6,502,327	4,332,492

Long-term liabilities:
Convertible debentures	1,640,000	1,130,000
Convertible debentures — related party	767,032	1,780,811

Total liabilities:	8,909,359	7,243,303

Minority interest	99,121	178,756
Shareholders’ deficit:
Undesignated preferred stock, $.001 par value 25,000,000 shares authorized, none issued Convertible redeemable preferred stock, $10 par value, 100,000 authorized; 6,000 issued and outstanding at September 30, 2006 and December 31, 2005	60,000	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 174,219 issued and outstanding at September 30, 2006 and December 31, 2005	175	175
Common Stock — $.001 par value; 300,000,000 shares authorized, 240,000,963 and 228,282,857 issued and outstanding at September 30, 2006 and December 31, 2005	240,000	228,283
Additional paid-in capital	32,310,494	31,819,544
Cumulative foreign exchange adjustment	(18,456)	-0-
Accumulated deficit	(37,756,791)	(35,780,923)
Current period profit (loss)	(1,233,654)	(1,975,868)

Total shareholders’ deficit:	(6,398,232)	(5,648,789)

Total Liabilities and Shareholders’ Deficit:	$2,610,248	$1,773,270

See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Month Periods ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$461,517	$172,152	$881,694	$642,869

Operating costs and expenses:
Cost of revenue	355,204	104,676	598,808	428,141
General, selling, and administrative	264,254	248,565	717,403	740,920
Research and development	110,726	253,520	360,527	754,021

	730,184	606,761	1,676,738	1,923,082

Other income (expense):
Interest expense	(181,445)	(127,806)	(504,672)	(375,121)
Unrealized gain (loss) on investments	(54,890)	(8,454)	(213,169)	(191,507)
Interest income	2,534	577	5,095	1,351
Dividend income	-0-	-0-	125,914	16,547

	(233,801)	(135,683)	(586,832)	(548,730)

Net income (loss) before minority interest	(502,468)	(570,292)	(1,381,876)	(1,828,943)

Minority interest in Mycosol loss	38,914	137,937	148,222	435,041

Net income (loss)	$(463,554)	$(432,355)	$(1,233,654)	$(1,393,902)

Basic and diluted net income (loss) per common share	$-0-	$-0-	$(.01)	$(.01)

Weight average share outstanding	239,748,419	228,052,898	232,315,664	227,236,384
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,233,654)	$(1,393,902)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	10,666	20,252
Amortization of debt discount associated with BCF	4,318	-0-
Non cash dividends	(125,914)	(16,547)
Unrealized (gains) losses on marketable securities	213,169	191,507
Stock issuances for services	25,320	20,775
Minority interest	(148,222)	(435,041)
Changes in
Accounts receivable	(53,858)	71,923
Inventory	(191,622)	(58,125)
Prepaid expenses and other current assets	(37,275)	26,596
Deposits	(3,789)	2,214
Customer deposits	(15,966)	-0-
Accounts payable — third party	28,841	3,025
Accounts payable — related party	99,181	124,684
Accrued expenses — third party	180,639	77,113
Accrued expenses — related party	292,396	232,078

Net cash provided (used) by operating activities:	(955,770)	(1,133,448)

Cash flow from investing activities:
Purchase of property and equipment	(319)	(15,108)
Increase in patents	(63,375)	(43,062)

Net cash used by investing activities:	(63,694)	(58,170)

Cash flow from financing activities:
Proceeds from Mineola for Mycosol interest	-0-	500,000
Proceeds from convertible debentures	780,000	400,000
Proceeds on notes payable — third party	24,944	375,125
Proceeds on notes payable — related party	458,000	50,000
Payments on notes payable — third party	(47,567)	-0-
Payments on notes payable — related party	(72,000)	-0-

Net cash provided by financing activities:	1,143,377	1,325,125

Net increase/(decrease) in cash	123,913	133,507
Cash at beginning of year	115,493	126,027

Cash at end of quarter	$239,406	$259,534

Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$50,000	$113,489
Conversion of debt to convertible debentures	1,127,032
Payment of accrued interest with Mycosol warrants		222,360
Purchase of Mycosol interest with 9,803,992 in 2006 and 6,000,000 shares in 2005 of Veridien common stock	392,160	300,000
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2006
The accompanying consolidated financial statements of Veridien Corporation at September 30, 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2005. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2006 are not necessarily indicative of the results which can be expected for the entire year.
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
During the nine months ended September 30, 2006 and 2005, Veridien had no stock option issuances.
Note B — Consolidation Mycosol Investment
On June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., a consolidated subsidiary drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
During the third quarter of 2006, Veridien acquired additional ownership interest in Mycosol resulting in Veridien owning an interest of over 50% of Mycosol. Prior to the third quarter, Veridien consolidated the operations of Mycosol in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

During the third quarter 2006, under the terms of an Investment Agreement (as amended) [see Exhibit 10.37 as filed with our 10QSB for the period ended March 31, 2005 and see 8K filed May 23, 2006], we issued 9,803,992 common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol, Inc. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 which was Veridien’s share price the date the agreement was executed at $0.04 per share. Since June 2004, the Company has continued to purchase additional ownership interests in Mycosol resulting in additional goodwill being recorded during the third quarter 2006 in the amount of $460,748 to reflect these step-acquisitions.
Also, during the first quarter of 2005, the Company sold 204,000 Mycosol warrants for accrued interest owed to debt holder(s) valued at $222,360. This amount increased the minority interest ownership of Veridien’s consolidated subsidiary, Mycosol.
Note C — Convertible Debentures
During the first nine months of 2006 and 2005, the Company received $780,000 and $400,000, respectively of proceeds from the sale of convertible debentures. Interest is accrued at a rate of 8-10% per annum, compounded in full, with various maturities to September 2009. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.10 per share. In second quarter 2006, the Company also issued an additional three convertible debentures for extinguishments of debt for two note payables totaling $861,000 and for one accounts payable of $266,032.
During the first nine months of 2006 and 2205 the Company evaluated the application of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that these instruments were not required to be accounted for as derivatives.
Note D — Subsequent Event
On November 7, 2006 the Board of Directors approved a Plan of Financial Reorganization and Recapitalization. The plan is designed to reduce the debt and accrued liabilities of the Company by seeking the exchange of (i) Convertible Debenture debt (principal and accrued interest); (ii) unpaid dividends accrued on Class A Preferred Stock; and (iii) unpaid dividends accrued on Series B Preferred Stock, into equity. It is estimated that the Company’s liability for up to $7.5 Million of convertible debt (including accrued interest thereon) and up to $2.1 Million of Preferred Stock accrued and unpaid dividends will be converted to equity and satisfied with the full acceptance and implementation of this plan.
To implement the Plan and exercise its authority under Delaware Law and the Company’s Articles of Incorporation, the Board of Directors created 3 new series of Preferred Stock: (i) 2006-A Series of Convertible Redeemable Preferred Stock; (ii) 2006-B Series of Convertible Redeemable Preferred Stock; and (iii) 2006-C Series of Convertible Redeemable Preferred Stock. These series were designated from the Company’s existing 25,000,000 Shares of Authorized Preferred Stock.
In addition, the terms of the remaining 6,000 shares of existing 10% Cumulative Convertible Redeemable Preferred Stock (“Class A Preferred Stock”) are being amended for a period of 30 days to permit the conversion of each share of Class A Preferred Stock to Two Hundred and Fifty (250) shares of Common Stock from the current conversion rate of 1:20. This stock has been outstanding since the first quarter of 1995 and dividends have never been paid, but have accrued on these shares, thereby limiting the

Company’s ability to pay dividends on its Common Stock or on other Preferred Stock. With a stated value of $10 per share, the 6,000 shares converting into 1,500,000 common shares equates to conversion of the stated value at the effective common share price of $0.04 (being close to the current market price).
After Plan implementation, the outstanding capital is projected to be as follows:

	Outstanding	Projected
	Pre-Plan	Outstanding
	November 7/06	Post-Plan *(1)
Common Shares	247,859,113	249,359,113
Class A Pref. Shares	6,000	0
Series B Pref. Shares	201,670	0
2006-A Pref. Shares (new)	0	200,607
2006-B Pref. Shares (new)	0	959,555
2006-C Pref. Shares (new)	0	0
Class A Pref. Shares Accrued & Unpaid Dividends	$66,000	$0
Series B Pref. Shares Accrued & Unpaid Dividends	$2,042,624	$0
Convertible Debentures Principal & Accrued Interest	$8,023,877	$481,570

*(1)	Assumes participation in the Plan by all existing Preferred Shares holders and by the holders of $ 7.5 Million of convertible debenture debt. Readers are cautioned that not all holders may elect to participate and that the actual result of the Plan may differ materially.

Item 2. Management’s Discussion and Analysis
Third Quarter — September 30, 2006 Compared with September 30, 2005
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2006 for the three months and nine months ended September 30, 2006 and 2005, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of September 30, 2006 our investment interest in Mycosol is 54.37%.

The Company has incurred losses since its incorporation. At September 30, 2006, the Company had an accumulated deficit of $38,990,445. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.
Results of Operations
Third Quarter ended September 30, 2006 vs. Third Quarter ended September 30, 2005

	Third Quarter		Percentage of
	September 30,		Net Revenue
	2006	2005	2006	2005
Revenue	$461,517	$172,152	100%	100%
Cost of Revenue	355,204	104,676	77%	61%

Gross Profit	106,313	67,476	23%	39%

Operating Expenses:
General, Selling & Administrative	264,254	248,565	57%	144%
Research & Development	110,726	253,520	24%	147%

Income (Loss) from Operations	(268,667)	(434,609)	(58)%	(252)%
Other Income (Expense) Net	(233,801)	(135,683)	(51)%	(79)%

Net Income (Loss) Before Minority Interest	(502,468)	(570,292)	(109)%	(331)%
Minority Interest	38,914	137,937	8%	80%

Net Income (Loss)	$(463,554)	$(432,355)	(100)%	(251)%

Third Quarter — September 30, 2006 Compared with September 30, 2005
Consolidated gross revenue (operating and non-operating) for third quarter 2006 increased by $291,322 or 169%, to $464,051 compared with $172,729 in third quarter 2005.
•	Gross revenue from product sales increased for third quarter 2006 by $289,365, or 168%, to $461,517 compared with $172,152 in third quarter 2005. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending.

•	Interest income for third quarter 2006 increased by $1,957, or 339% to $2,534 compared with $577 in third quarter 2005.
Consolidated gross expenses for third quarter 2006 increased by $223,498, or 30%, to $966,519 compared with $743,021 in third quarter 2005.

•	The cost of goods sold from product sales for third quarter 2006 increased by $250,528 or 239% to $355,204 compared with $104,676 in third quarter 2005. The cost of goods ratio as a percentage of product sales was 77% in third quarter 2006 compared to 61% in third quarter 2005. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from increased sales and sale of a product mix with decreased margins. Profit margins for product sales were at 23% and 39%, respectively.

•	General, selling, and administrative expenses for third quarter 2006 increased by $15,689 or 6% to $264,254 compared with $248,565 during the third quarter 2005. Increases that affected general and administrative costs were associated with administrative wages which increased in third quarter 2006 by 31% to $38,710 compared with $29,491 in third quarter 2005. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies. Increases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for third quarter 2006 that increased by 15% to $58,255 compared with $50,543 in third quarter 2005. This increase is attributable to the increased costs in accounting and legal fees. Decreases that affected general and administrative costs were associated with selling expenses which decreased for third quarter 2006 by 5% to $84,897 compared with $89,437 in third quarter 2005. This decrease is attributable to the decrease in advertising and outside sales services. Additional decreases in general and administrative costs were associated with public company expenses for third quarter 2006 the decrease in this category decreased by 47% to $6,370 compared with $11,984 in third quarter 2005. This decrease is mainly attributable to a decrease in the amount of filing SEC reports by 55% from 2006 to 2005.

•	Research and development expenses for third quarter 2006 decreased by $142,794, or 56% to $110,726 compared with $253,520 in third quarter 2005. This represents $25,444 for the Company and $85,282 from consolidation of expenses for the VIE — Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2006 increased by $53,639, or 42% to $181,445 compared with $127,806 in third quarter 2005. The increase in interest expense was due primarily to the increase in Convertible Debentures and continuing current debt financing arrangements.

•	During third quarter 2006 the Company recorded an unrealized loss in the amount of $54,890 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from June 30, 2006 at $.05 to $.01 at September 30, 2006 and a decrease in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.16 at June 30, 2006 to $.10 at September 30, 2006. During third quarter 2005 the Company recorded an unrealized loss in the amount of $8,454 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from June 30, 2005 at $.30 to $.29 at September 30, 2005 and a decrease in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.27 at June 30, 2005 to $.25 at September 30, 2005.

•	Net income (loss) decreased to a net loss before Minority interest in Mycosol of ($502,468) for third quarter 2006 from a net loss of ($570,292) in third quarter 2005. Net income (loss) increased to a net loss after Minority interest in Mycosol of ($463,554) for third quarter 2006 from a net loss of ($432,355) in third quarter 2005.

Nine Months ended September 30, 2006 vs. Nine Months ended September 30, 2005

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2006	2005	2006	2005
Revenue	$881,694	$642,869	100%	100%
Cost of Revenue	598,808	428,141	68%	67%

Gross Profit	282,886	214,728	32%	33%

Operating Expenses:
General, Selling & Administrative	717,403	740,920	81%	115%
Research & Development	360,527	754,021	41%	117%

Income (Loss) from Operations	(795,044)	(1,280,213)	(90)%	(199)%
Other Income (Expense) Net	(586,832)	(548,730)	(67)%	(85)%

Net Income (Loss) Before Minority Interest	(1,381,876)	(1,828,943)	(157)%	(284)%
Minority Interest	148,222	435,041	17%	68%

Net Income (Loss)	$(1,233,654)	$(1,393,902)	(140)%	(217)%

Nine-months ended September 30, 2006 Compared with Nine Months Prior Year ended Nine 30, 2005
Consolidated gross revenue (operating and non-operating) for the nine months ended September 30, 2006 increased by $351,936 or 53% to $1,012,703 compared with $660,767 during the same period of 2005.
•	Gross revenue from product sales increased for the first nine months of 2006 by $238,825, or 37%, to $881,694 compared with $642,869 in 2005. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources. We have begun expanding our revenue base to include not only sale of our proprietary products but also the sale of licensing rights relating to our existing and/or new technology, as well as service fees. We intend to continue to broaden this initiative from new technology created by Mycosol including their seven patents pending

•	Interest income for the first nine months of 2006 increased by $3,744 or 277% to $5,095 compared with $1,351 during the same period of 2005.

•	Dividend income for the first nine months of 2006 increased by $109,367, or 661% to $125,914 compared with $16,547 in the same period of 2005. The Company received 359,753 common shares of Standard Global Holdings Group (SNDH) as a dividend during the first nine months of 2006. The Company received 71,951 common shares of Standard Global Holdings Group (SNDH) as a dividend during the first nine months of 2005.

Consolidated gross expenses for the first nine months of 2006 decreased by $95,131 or 4%, to $2,394,579 compared with $2,489,710 during the same period of 2005.
•	The cost of goods sold from product sales for the nine months ended September 30, 2006 increased by $170,667 or 40% to $598,808 compared with $428,141 during the same period of 2005. The cost of goods ratio as a percentage of product sales was 68% during the nine months ended September 30, 2006 compared to 67% in the same period 2005. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from increased sales and sale of a product mix with decreased margins. Profit margins for product sales were at 32% and 33%, respectively.

•	General, selling, and administrative expenses for nine months ended September 30, 2006 decreased by $23,517 or less than 3% to $717,403 compared with $740,920 during the same period of 2005. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for nine months ended September 30, 2006 that decreased by 6% to $161,928 compared with $172,719 in the same period 2005. This decrease is attributable to the decreased costs in legal fees. Additional decreases in general and administrative costs were associated with public company expenses for nine months ended September 30, 2006 the decrease in this category decreased by 26% to $18,306 compared with $24,614 in the same period 2005. This decrease is mainly attributable to a decrease in the amount of filing SEC reports by 31% from 2006 to 2005. Additional decreases that affected general and administrative costs were associated with selling expenses which decreased for nine months ended September 30, 2006 by 7% to $229,380 compared with $246,109 in the same period 2005. This decrease is attributable to a reduction in advertising expenses and outside services. Increases that affected general and administrative costs were associated with administrative wages which increased for nine months ended September 30, 2006 by 30% to $120,378 compared with $92,908 in the same period 2005. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies for the nine months.

•	Research and development expenses for the first nine months of 2006 decreased by $393,494, or 52% to $360,527 compared with $754,021 during the same period of 2005. This represents $84,758 for the Company and $275,769 from consolidation of expenses for the VIE – Mycosol, Inc. with respect to their development of their seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During the first nine months 2006 the Company recorded a net unrealized loss in the amount of $213,169 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from December 31, 2005 at $.17 to $.01 at September 30, 2006, a decrease in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.24 at December 31, 2005 to $.10 at September 30, 2006, and a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from December 31, 2005 at $.125 to $.019 at September 30, 2006. During the first nine months 2005 the Company recorded a net unrealized loss in the amount of $191,507 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from December 31, 2004 at $.55 to $.29 at September 30, 2005, a decrease in the FMV of 71,951 Standard Global Holding Group (SNDH) shares of $.27 at June 30, 2005 to $.25 at September 30, 2005, and a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from December 31, 2004 at $.13 to $.065 at September 30, 2005.

•	Interest expense for the first nine months of 2006 increased by $129,551, or 35% to $504,672 compared with $375,121 during the same period of 2005. The increase in interest expense was due primarily to an increase in Convertible Debentures and continuing current debt financing arrangements.

Net income (loss) decreased to a net loss before Minority interest in Mycosol of ($1,381,876) for the first nine months of 2006 from a net income (loss) of ($1,828,943) in the same period of 2005. Net income (loss) decreased to a net loss after Minority interest in Mycosol of ($1,233,654) for the first nine months of 2006 from a net income of ($1,393,902) in the same period of 2005.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities have been through sales, equity offerings, and debt. As of September 30, 2006 and September 30, 2005 we had working capital deficits of approximately $5,145,651 and $1,717,230 respectively. Our independent registered public accountants stated in their report on the 2005 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales, and (4) liquidation of our marketable securities to fund operations. These results of these items are included in the following descriptions.
•	During the third quarter of 2006 we issued a convertible debenture for cash proceeds of $500,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.036.

•	During the third quarter of 2006 we issued a convertible debenture for cash proceeds of $10,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.04.

•	During the third quarter, under the terms of an Investment Agreement (as amended) [see Exhibit 10.37 as filed with our 10QSB for the period ended March 31, 2005 and see 8K filed May 23, 2006], we issued 9,803,992 common shares to a third party in exchange for 458,333 shares of the common stock of Mycosol, Inc. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The effective price of the 9,803,992 shares of the Company’s common stock as issued in July was $ 0.04 per share.

•	During the nine months ended September 30, 2006, 157,476 common shares were issued under the company’s S8 Registration Statement to employees under the terms of their employment contracts. The average effective price per share was $0.041.

•	During the nine months of 2006 300,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the Company. The effective price per share was $0.042.

•	During the second quarter a convertible debenture with a principal balance of $50,000 and accrued interest of $14,582 was converted into 1,291,638 common shares at the conversion rate of $0.05.

•	During the second quarter we issued 6 convertible debentures (i) 3 for cash proceeds totaling $220,000; (ii) 1 for extinguishment of notes payable (cash proceeds already received by the company) of $360,000; (iii) 1 for extinguishment of notes payable-related party (cash proceeds already received by the company) of $501,000; and (iv) 1 for extinguishment of accounts payable – related party (fees and expenses due from the company) of $266,032. These debentures all carry an interest rate of 8%, have 3-year terms and have conversion rates of $0.035.
•	During the second quarter, 165,000 common shares were issued under the company’s S8 Registration Statement to two employees in recognition of past performance. The average effective price per share was $0.038.

•	During the first quarter of 2006 we issued a convertible debenture for cash proceeds of $50,000. This debenture carries an interest rate of 8%, has a term of 3 years and has a conversion rate of $0.033.

•	During the nine months ended September 30, 2006, accounts receivable increased by $53,858 to $378,810 from $324,952 at December 31, 2005.

•	During the nine months ended September 30, 2006, inventory increased by $191,622 to $568,246 compared with $376,624 at December 31, 2005.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of November 10, 2006, we have cash of approximately $336,356 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien and Mycosol.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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
Marketable securities – the majority of our marketable securities over the past two years are our holdings of H-Quotient, Inc. (HQNT) and Standard Holdings Group Inc. (SNDH) stock. HQNT is a ‘pink-sheet’ company (non-reporting) who’s stock we have bought and/or received as compensation for our sales. SNDH is a ‘pink-sheet’ company (non-reporting) who’s stock we received as dividends on our HQNT stock. We classify our investment in these stocks as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stocks’ trading price on the day of the transaction. At each period-end, we mark the stocks’ carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
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

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On August 25, 2005 the Company filed an action in the United States District Court Middle District of Florida (Tampa Division) against Antiseptica U.S.A., LLC and Laura Burba (the “Defendants”). The Action claimed Trademark Infringement of Veridien’s Viraguard® trademarks (# 2186559 and 2429809) by the Defendants’ in the use by them of the product name “Vira-gard”. In Court referred mediation on August 29, 2006, the Defendants agreed to refrain from using the trademark Vira-gard or Viraguard, Antiseptica represented that total sales of product bearing the “Vira-gard” name did not exceed $50,000 and the parties agreed to settle the matter for the payment by Antiseptica to Veridien of the sum of $16,250 (which payment has been received). Should evidence arise that total sales exceeded $50,000 Veridien retained the right to institute a separate cause of action for trademark infringement notwithstanding the dismissal of this Action with prejudice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended September 30, 2006, in addition to those previously disclosed in the Company’s 8-Ks filed July 24, 2006 and August 17, 2006:
Common Stock
At September 30, 2006, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the third quarter but have not yet been issued.. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended September 30, 2006 the Company did not repurchase any of its equity securities.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Report on Form 8-K
A.	Exhibits
(e)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(g)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(h)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
During the third quarter of 2006 there were 3 reports on Form 8-K issued by the Company with the following disclosure:
I. July 24, 2006
(i) Item 2.01 — Completion of Acquisition or Disposition of Assets
(ii) Item 3.02 — Unregistered Sales of Equity Securities
II. August 15, 2006
(i) Item 7.01 – Regulation FD Disclosure
(ii) Item 9.01 — Financial Statements and Exhibits
III. August 17, 2006
(i) Item 3.02 — Unregistered Sales of Equity Securities

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date: November 14, 2006	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date: November 14, 2006	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman