Form 10KSB
period 2006-12-31
VERIDIEN CORP
filed 2007-04-02
CIK 1064011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from                to
Commission File Number 0-02555
Veridien Corporation
(Name of Small Business Issuer in its charter)

Delaware	59-3020382

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

7600 Bryan Dairy Rd, Suite F, Largo, Florida	33777-1433

(Address of principal executive offices)	(Zip code)
Issuer’s telephone number (727) 576-1600
Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on which
Title of each class	Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $1,850,066.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. At the closing price of the common equity as of March 5, 2007 of $0.04, the aggregate market value of voting and non-voting common equity held by non-affiliates is $9,204,707.
As of March 5, 2007 257,650,248 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

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
During 2001, the Company applied to the EPA to expand its label claims for Viraguard. In addition, the product delivery configurations were strengthened by being broadened to include canisters and towelettes in two sizes each. The Company expanded marketing to the janitorial and sanitation industries and to the restaurant industry, rather than only the medical and dental market. At the same time, the other new products gave the Company entry to a wide variety of larger markets, including especially the retail and specialty markets.
As the Company’s Business Plan has evolved, the Company has experienced delays due to the requirements of the regulatory process. For example, in accordance with the regulatory amendments contained in the Pesticide Registration Improvement Act (PRIA) of 2003, in order to make a “kill” claim with respect to any specific pathogens for products under the jurisdiction of the EPA, the Company must:
1.	contact an approved testing laboratory and determine that an EPA approved protocol exists for testing of a product against that pathogen;

2.	if no protocol exists (e.g., with respect to Hepatitis B and Hepatitis C for the towelettes), the laboratory must work with the EPA to secure a protocol;

3.	the protocol is customized by the laboratory to assure its appropriateness for testing the specific product;

4.	direct the laboratory to perform the necessary testing, which normally takes several weeks, and to prepare the written report in accordance with EPA guidelines, which typically takes several more weeks;

5.	the report, with required documentation, is sent to the EPA, where it undergoes preliminary review:
i)	if the submission is deemed to be in compliance, it is sent for scientific review, which now takes 120 days (for most antimicrobial efficacy claims requiring the review of data); but

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
     Fungicidal:
          Trichophyton mentagrophytes, ATCC #9533
     Virucidal:
          Herpes simplex type 1, ATCC #VR260
          HIV-1 (AIDS Virus)
          Respiratory syncytial virus (RSV), ATCC#VR26
          Rotavirus (SA-11; Group A)
          Influenza type A-2 (Hong Kong), ATCC#VR544
          Cytomegalovirus (CMV), ATCC#VR538
          Adenovirus type 2, ATCC#VR846
          Hepatitis A,B and C

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
          Staphylococcus aureus (MRSA), ATCC #33591
     Virucidal:
          Hepatitis A, B and C
          Herpes simplex type 1, ATCC #VR260
          HIV-1 (AIDS Virus)
          Cytomegalovirus (CMV), ATCC#VR538
          Respiratory syncytial virus (RSV), ATCC#VR26

          Rotavirus (SA-11;Group A)
          Influenza type A-2 (Hong Kong), ATCC#VR544
          Adenovirus type 2, ATCC#9533
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
In 2006 we launched (in Canada) five new product formats designed for consumer use and to be marketed through major drug and grocery chains. These are:
•	20 count Antiseptic Hand Wipes

•	40 count Hospital Disinfectant Wipes

•	250 ml Antiseptic Hand Spray

•	250 ml Hospital Disinfectant Spray

•	Family Health Kits containing disinfectant spray, hand spray and hand wipes to help prevent the spread of influenza in the home.
As a result of this consumer product launch we were able to complete the notification process with Health Canada with regard to several DIN (Drug Identification Numbers) numbers that had been previously issued to Veridien. The activation of these DIN numbers enables Veridien to continue to sell these products in Canadian markets with no further review or approval being required.
We are continuing to pursue possible strategic alliances with respect to our Viraguard® line of products with a number of major corporations to further strengthen our Company.
During 2002, we entered into a five (5) year Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. The products concerned are Viraguard® Hard Surface Disinfectant Towelettes, Viraguard® Antiseptic Hand Wipes, Viraguard®

Disinfectant solution in one gallon, 16 ounce and 2 ounce formats all of which are being produced for DuPont under their brand label. Deliveries commenced in February 2003 and continued throughout 2006 and into 2007. Dupont purchases from Veridien increased by 38% in 2006 over 2005 and we are currently in discussions with Dupont on the expansion and extension of our business relationship with them.
In addition, we entered into a global distribution agreement with E.I. DuPont de Nemours and Company to market Veridien’s line of sunscreen towelettes. DuPont has commenced marketing Veridien’s towelettes and sales of these products in the Emergency Services and Industrial markets began in the second quarter of 2003.
In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (i.e. Dupont) with a strong competitive advantage in 2006 and beyond.
During 2003 we signed a supply contract with the American Red Cross. Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for are: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products are used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment. In 2006, we renewed the contract for another year to September 2007, and Veridien participated in Red Cross relief efforts for Hurricane Katrina by obtaining donations to supply Viraguard® Antiseptic Hand Gel to victims displaced by the hurricane and flooding.
In December 2004, Veridien engaged the services of Medical Strategies International, a medical marketing and consulting company whose expertise is the development of large scale contracts with Group Purchasing Organizations, Veterans Administration and Integrated Delivery Networks. These organizations collectively account for 85% of all hospital purchasing, representing more than $52 billion dollars of annual purchases across all sectors of the medical industry. Dennis Daar, Thomas Filer and Howard Lewis are the three senior executives of Medical Strategies International. Together they have over 80 years experience in placing medical devices and medical supplies in hospital purchasing groups. Medical Strategies International significantly extends our reach into the large medical markets in North America. Veridien’s market approach for 2006 and 2007 is through GPO contracts with major buying groups as they are the “gatekeepers” of the hospital purchasing markets. Veridien has established contracts with three regional buying groups – Managed Healthcare Associates, PDM Healthcare and MAGNET. These contracts ensure that our products are approved for purchase by individual members of the groups. These three buying groups account for over 16,000 Healthcare Providers, 775 Hospitals and 2500 Long Term Care facilities across the United States. In May, 2006, Veridien established a purchasing contract with MedAssets, a national level Group Purchasing Organization whose membership encompasses over 2400 hospitals and 24,000 total healthcare facilities located in all 50 states. The MedAssets contract provides Veridien with market penetration opportunities across all of the United States.
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
Veridien believes that our Viraguard® products are now ready for entry into consumer markets. We are pursuing a strategy of establishing partnerships with major Consumer Packaged Goods companies to develop Viraguard® Infection Control products for sale in large retail chains (food stores, drug chains and mass merchandise chains). Veridien is developing marketing and launch strategies including an alliance with a major retail brand name that already has penetration into these retail chains. In addition to planning to enter US consumer markets, in December 2005 Veridien entered into an agreement with Perennial Investments Inc in Toronto, Ontario, Canada, to develop relationships with major Canadian retail chains in order to launch products into Canadian consumer markets in 2006. Perennial has developed products and merchandising programs for almost every major retailer in Canada, including Loblaws, Shoppers Drug Mart, Jean Coutu, Pharmaplus and many more. In 2006, Veridien launched a Beta (test) retail program in two major retail chains in Canada. These are Loblaws, the dominant grocery chain in Canada (363 stores), and Lawtons Drug, a large drug chain in the Maritime provinces (63 stores). All five of the consumer formatted products listed above are selling in these stores throughout the cough, cold and influenza season in 2006/2007. Test advertising programs that include print ads, TV commercials and in store promotions are supporting the launch.
Employees – Our core team encompasses fourteen (14) people including employees, active Board members, and primary consultants.
We employ four persons, all of whom are full-time employees (1 Management & Finance, 1 Sales/Logistics, 1 Customer Service and 1 Administration/Regulatory). In addition, we also utilize eight (8) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.
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
MYCOSOL, INC. – Veridien’s Investment in Future Technology
In June 2004, we announced that we had entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. Mycosol has a unique, proprietary, potent and low cost platform technology that has been demonstrated to safely and effectively prevent or treat microbial-induced and microbial-exacerbated problems. The chemistry was originally developed by a multi-national pharmaceutical company as an anthelmintic and later studied as a topical dermatological drug for efficacy as an anti-inflammatory, anti-allergic, and antimicrobial. While preliminary results proved the technology to be safe and effective as a multi-active platform, a product was never commercialized due to a shift in corporate strategies by its corporate founder.
Believing in the novelty and unique attributes of this technology, in late 2002, Mycosol negotiated a license to the original technical and preclinical database to use as reference and for guidance in developing new, anti-inflammatory and anti-microbial products. Mycosol has since developed a large library of compounds, and filed nine U.S. and PCT (world) patents covering commercial applications in medical, veterinary, diagnostics, industrial, and agriculture.

Mycosol’s corporate objective is to expand its “core” technology and intellectual property through continued synthesis, characterization, and testing of samples from its extensive compound library. Mycosol intends to utilize its know-how and “core” technology to establish strategic partnerships with players that have a proven presence in markets for which Mycosol’s chemistry has demonstrated an application. In an effort to move the technology development forward, Mycosol has identified and engaged leading research institutions with which it will collaborate to conduct detailed scientific studies on a set number of sample compounds from its extensive compound library. Based on the outcome of these studies, Mycosol will be in a position to further improve on its technology, attained greater depth of knowledge of its chemistry and be able to amalgamate an array of data that may further substantiate the potential of its technology. These collaborations will form an integral part of Mycosol’s ability to secure lucrative license opportunities that will allow it to bring to market products emanating from its technology.
The partnership between Veridien and Mycosol presents a number of synergies for both parties. As an enterprise whose primary line of business is in the anti-infective arena, Veridien provides Mycosol a portal to commercial distribution and market opportunities, as well as a source of funding to allow Mycosol to reach its full potential. The multi-active properties of Mycosol’s novel compounds provide Veridien a technology pipeline that will ensure the continued growth of its product portfolio. The integration of the two companies provides benefits to both in the areas of product development, product commercialization, sales and management. Veridien holds two seats on Mycosol’s four-Director Board, has the majority ownership of Mycosol, and has the option to acquire the remaining interest therein to arrive at full ownership.
Infection Control Products
Competitive Advantage – In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are somewhat to very harmful to the skin and respiratory system and usually require gloves and other protection when being used. Some of those ingredients are also harmful to the surfaces they are used on and in some instances leave a residue that further harms the surface and may contribute to the growth of additional pathogens on the surface. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl Alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and therefore aids in the penetration of cell walls, as well as lowers flammability. Isopropyl Alcohol/Isopropanol and propylene glycol combine to make the formulation much more effective than alcohol alone. It is that patented combination of ingredients that has been recognized by the US EPA by their approval of the product label claims. Alcohol alone has no such EPA registration, and other than in Virahol®/Viraguard®, is otherwise found in combination with one of the ingredients that are shown to be either harmful to people or surfaces, as stated above. The Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant competitive advantage in the marketplace.
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
Pricing Strategy –Our pricing strategy remains unchanged from last year. Although the VIRAHOL® composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors’ pricing to emphasize the clear price/value comparison. We revised our prices during 2004 and again in 2006 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We still believe that our current pricing structure allows us margins which can support the Company at the anticipated volume of sales during the next year and yet provide our customers with competitive pricing.
Expanded Marketing – While we continue with our sales representatives to sell to the medical and dental market, we have begun our move into the janitorial and sanitation market and the restaurant market, for both our surface disinfectant, which has EPA approval, and the hand sanitizer, which is FDA drug listed. While there is substantial competition in the retail market for towelettes, the competition within niche markets we seek is not so intensive and the addition of the towelettes in the product line expands our configurations for delivery of our patented formulation.
Veridien also launched the Viraguard® Infection Control products in the institutional safety markets in Canada. The Viraguard® products have been sold in Canada for Pandemic Readiness programs, in anticipation of major influenza outbreaks. Viraguard® Infection control products are now in pandemic readiness kits at Ontario Power Generators, Canada’s largest hydro-electric power supplier, as well as in major office buildings and a national home care nursing organization (Hooper Holmes Portamedic) servicing clients all across Canada.
Manufacturing –Our products are manufactured in various locations primarily by contract formulators and contract packagers.
Veridien has established contract packaging facilities in Toronto, Canada, in order to support Canadian sales. Veridien has also established contract warehouse and distribution facilities in Toronto to support the Canadian sales.
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
Governmental Regulation – Those who develop products to control pests are subject to regulation under several Federal Laws. The products that are manufactured and sold by Veridien specifically come under the authority of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of August 3, 1996 and the Federal Food, Drug, and Cosmetic Act (FFDCA). FIFRA requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must (a) register that product in every state in which they intend to sell/distribute and (b) pay a registration fee. As of this date, only Alaska does not require a registration fee but does require registration.
In order to “produce”, defined to mean “to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . .” the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the U.S. EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year U.S. and Foreign, and amount to be produced/repackaged/ relabeled for the current year.
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
Our antiseptic hand sanitizing products are regulated under the provisions of the FFDCA as carried out by the U. S. Food and Drug Administration (FDA). Antiseptic hand sanitizing products are classified as over the counter (OTC) pharmaceuticals and are regulated to a less stringent standard than prescription or otherwise controlled pharmaceutical products. The manufacture of OTC antiseptic hand sanitizers are subject to the review and inspection of the FDA and must be formulated, packaged, and handled in accordance with current Good Manufacturing Practices for Finished Pharmaceuticals (cGMP) as published and amended from time to time by the FDA. The Company contract manufactures and distributes these products in accordance with 21CFR Parts 333 and 369 and respective monographs. Veridien Corporation’s establishment is registered with the FDA and a Labeler Code Number was assigned, permitting the Company to assign National Drug Code (NDC) numbers to our FDA regulated products. Per Title 21, Part 207 of the Code of Federal Regulations (CFR), the products are drug listed with the Food and Drug Administration (FDA) using those NDC numbers.
Healthy Lifestyles Products
We are focused on new products for which we have obtained distribution/sales rights. Products include our SunSwipe® line and BugSwipe® product.

We adopted a new approach to marketing SunSwipe® and BugSwipe® products during 2003 which we continue to pursue. We are developing Master Distributor Agreements with companies who have strong market penetration in specific areas. These include Emergency Services, Healthcare, Retail Mass Merchandise, Sporting Goods, Supermarkets, Convenience Stores, Industrial and Institutional sales channels. Master Distribution agreements allow us to take advantage of the Distributors’ extensive abilities to place products in these markets.
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
Compliance with Environmental Laws
We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2006, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states where the registered products are currently sold and/or distributed.
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
We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB, 8-K, and 10-KSB reports to the SEC.
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
To date the Company has not had significant sales. We expect the growth in our sales to come primarily from the marketing and distribution by others, such as independent manufacturer’s representatives and accessing existing distribution and fulfillment systems. We cannot be certain about our ability to attract and retain representatives until we have had greater experience with these groups and organizations.
We have expended substantial capital on developing our products and beginning sales and marketing. Until we are cash flow-positive from sales, we will need additional financing to fund our growth. We are uncertain about our ability to secure the financing. We are also uncertain about the costs of any financing which we may obtain.
We have many competitors in our major product categories. We are uncertain about our ability to compete effectively. There are certain regulatory issues that we will need to address in order for us to gain the same competitive advantage in retail that we currently have in the institutional market.
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
ITEM 2. DESCRIPTION OF PROPERTY
In June 2006 we moved to a new location in Largo, Florida. We currently lease approximately 6,000 square feet of office/warehouse space in a building located at 7600 Bryan Dairy Rd., Suite F, Largo, Florida 33777-1433. Our lease is for 2 years at the rate of $4,000 per month, expiring June 30, 2008. In addition to the rent, we pay our own utilities. We have contracted with FMI in Allentown , Pennsylvania and North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is (727) 576-1611 and our website address is www.veridien.com.
We own all other equipment and furniture currently at the premises, which consists of certain computers, computer accessories, office furniture, photocopier, file cabinets, and miscellaneous equipment.
PATENTS, TRADEMARKS AND COPYRIGHT MATERIAL
PATENTS AND TRADEMARKS — VERIDIEN
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
The Company has trademarks registered in the U.S. for the following brands:
VIRAHOL® registered September 24, 1991, Trademark No. 1,657,969
VIRAGEL® registered July 20, 1993, Trademark No. 1,783,204
VERIDIEN® registered September 5, 1995, Trademark No. 1,917,134
VIRAGUARD® registered September 1, 1998, Trademark No. 2,186,559
BUGSWIPE® registered August 19, 2003, Trademark No. 2,753,718
SUNSWIPE® registered February 10, 2004, Trademark No. 2,811,976
The Company has trademarks registered in Canada for the following brands:
VIRAGUARD/VIRAGARDE® registered October 20, 1998; Trademark No. TMA502506.
VIRAHOL® registered October 21, 1998; Trademark No. TMA502582
The Company also has the following copyright property:
Assignment #3512-456 of SunSwipe Artwork & Images: registrations #VAu-548-398 & VAu-550-088
The Company has the following trademark application pending in the US:
SUNSWIPE™, filed January 24, 2003, Application No. 76/484748
The Company has the following trademark application pending in Canada:
SHIELD & MOBIUS STRIP design, filed June 7, 2006; File # 1304611

PATENTS AND TRADEMARKS – MYCOSOL (a company of which Veridien owns 55.18% at 12/31/06)
Mycosol has the following patents pending:
1.	U.S. Patent Application Serial No. 10/792,339 U.S. Patent Application Publication No. US2004/0235898 Entitled: Methods for Controlling Fungi and Bacteria Filing date: March 3, 2004

2.	PCT Application No. PCT/US2004/006437 PCT Application Publication No. WO 2004/078136 Entitled: Pyridinium Salts, Compounds and Methods of Use Filing date: March 3, 2004 Published: September 16, 2004

3.	U.S. Patent Application Serial No. 10/792,465
U.S. Patent Application Publication No. US2004/0224984
Entitled: Methods of Treating Inflammations and Infections with Pyridinium Salts
Filing date: March 3, 2004
Published: November 11, 2004

4.	U.S. Patent Application Serial No. 10/792,496
U.S. Patent Application Publication No. US2004/0235898
Entitled: Compounds and Methods for Controlling Fungi, Bacteria and Insects
Filing date: March 3, 2004
Published: November 25, 2004

5.	PCT Application No. PCT/US2005/045325 PCT Application Publication No. WO 2006/065942 Entitled: Thiazolium Compounds and Uses Thereof Filing date: December 15, 2005 Published: June 22, 2006

6.	U.S. Provisional Patent Application Entitled: Methods Of Using Pyridinium And Thiazolium Compounds As Reagents, Diagnostic Compounds, And Therapeutic Agents Filing date: January 19, 2007

7.	PCT Application Entitled: Stilbazium Research Assays Filing date: April 7, 2006

8.	PCT Application Entitled: Pyridinium And Thiazolium Conjugates Including Polyethylene Glycols And Methods Of Using The Same Filing Date: November 8, 2006

9.	PCT Application Entitled: Disinfectant And Antiseptic Pyridinium And Thiazolium Compounds And Methods Of Using The Same Filing Date: November 8, 2006

Mycosol has trademarks registered in the U.S. for the following brands:
MYCOSOL® registered November 21, 2006, Trademark No. 3175348
ELION DIAGNOSTICS® registered November 7, 2006, Trademark No. 3169941
Mycosol has the following trademark application pending in the US:
CRIMSON BELLE™, filed April 5, 2005, Application No. 78602311
ITEM 3. LEGAL PROCEEDINGS
The Company from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. The Company is not aware of any litigation, claims or assessments that were pending that could have a material adverse effect on the Company’s business, financial condition and results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
FINANCIAL REORGANIZATION AND RECAPITALIZATION PLAN
On November 7, 2006 the Board of Directors approved a Plan of Financial Reorganization and Recapitalization. The plan was designed to reduce the debt and accrued liabilities of Veridien by seeking the exchange of (i) Convertible Debenture debt (principal and accrued interest); (ii) unpaid dividends accrued on Class A Preferred Stock; and (iii) unpaid dividends accrued on Series B Preferred Stock, into equity. Veridien’s liability for $7.2 Million of convertible debt (including accrued interest thereon) and $2.1 Million of Preferred Stock accrued and unpaid dividends were satisfied and converted to equity with the implementation of this plan.
To implement the Plan:
(A)	The Board adopted a proposal to amend the Certificate of Incorporation of the Company to increase the authorized shares of Common Stock of the Company to 800,000,000 and referred the amendment to shareholders with its recommendation of the approval of such amendment. On November 13, 2006, via a Consent to Action by Majority in Voting Interest in Lieu of Special Meeting of the Shareholders, shareholders holding a majority in interest of the voting power of the Company (59.39%) approved the amendment. On November 17, 2006 a Preliminary Information Statement was filed with the SEC and on November 29, 2006 a Definitive Information Statement was filed with the SEC. Both of these filings are available for electronic viewing at www.sec.gov. Shareholders of record as of November 13, 2006 were mailed a copy of the Definitive Information Statement. The Certificate was so Amended December 21, 2006.

(B)	The Board of Directors exercised its authority under Delaware Law and the Company’s Articles of Incorporation and created 3 new series of Preferred Stock: (i) 2006-A Series of Convertible Redeemable Preferred Stock; (ii) 2006-B Series of Convertible Redeemable Preferred Stock; and (iii) 2006-C Series of Convertible Redeemable Preferred Stock. These series were designated from the Company’s existing 25,000,000 Shares of Authorized Preferred Stock.
Holders of Convertible Debentures and Series B Cumulative Preferred Stock Holders were offered the option of exchanging their instrument(s) into one of the new classes of preferred equity. In addition,

holders of the Cumulative Convertible Redeemable Preferred Stock (“Class A Pref Shares”) were offered a limited time amended conversion rate into Common Shares.
Capital changes resulting directly from Plan implementation were as follows:

	Outstanding	Outstanding
	Pre-Plan	Post-Plan *
Common Shares	247,859,113	249,359,113
Class A Pref. Shares	6,000	0
Series B Pref. Shares	201,670	0
2006-A Pref. Shares (new)	0	200,607
2006-B Pref. Shares (new)	0	959,555
2006-C Pref. Shares (new)	0	0
Class A Pref. Shares Accrued & Unpaid Dividends	$66,000	$0
Series B Pref. Shares Accrued & Unpaid Dividends	$2,042,624	$0
Convertible Debentures Principal & Accrued Interest	$8,023,877	$799,665

*	note Outstanding Post-Plan numbers are not necessarily December 31, 2006 balances as other securities issuance activity occurred between the implementation of the Plan and Veridien’s year-end.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Our Common Stock is traded on the NASD Bulletin Board under the stock symbol “VRDE.” The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2006 and 2005 prices were as follows:

Quarter Ended	High Bid	Low Bid
December 31, 2006	$.049	.032
September 30, 2006	.043	.025
June 30, 2006	.05	.03
March 31, 2006	.084	.018

December 31, 2005	$.054	.025
September 30, 2005	.05	.038
June 30, 2005	.056	.04
March 31, 2005	.056	.043
On March 5, 2007 the prices of the Company’s Common Stock were $0.043 high, $0.04 low and $0.04 close, as quoted on the NASD Bulletin Board.

Holders
The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 612. In addition we have approximately 5,000 shareholders whose holdings are in street name.
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
In addition, there are three series of Preferred Stock that affect the payment of dividends on the Common Stock:
1.	At present there is a series of 300,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-A Series of Convertible Redeemable Preferred Stock”, of which 200,607 are issued and outstanding at December 31, 2006. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2006 there were $22,518 in accrued and unpaid dividends on this series of stock.

2.	At present there is a series of 1,200,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-B Series of Convertible Redeemable Preferred Stock”, of which 943,746 are issued and outstanding at December 31, 2006. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2006 there were $103,065 in accrued and unpaid dividends on this series of stock.

3.	At present there is a series of 300,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-C Series of Convertible Redeemable Preferred Stock”, of which zero (0) are issued and outstanding at December 31, 2006. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2006 there were no accrued and unpaid dividends on this series of stock.
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

At December 31, 2006 a total of 6,081,590 common shares had been issued to employees and consultants under this plan. In addition 2,000,000 stock options have been issued under this plan as follows:

	Number of	Weighted
	securities to be	average	Number of securities
	issued upon	exercise price	remaining available for
	exercise of	of outstanding	future issuance under
	outstanding	options,	equity compensation plans
	options, warrants	warrants &	(excluding securities
	& rights	rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2,000,000	$0.0635	1,918,410

Total	2,000,000		1,918,410
The plan was designed to (i) compensate employees and consultants in lieu of cash and (ii) incentify and compensate employees and consultants with stock options. The material features of the plan include the ability of the company, for a five year period commencing March 26, 2002, to issue shares and/or stock options in any combination thereof to a combined maximum of 10,000,000 common shares. No person or entity shall be issued more than $ 100,000 worth of stock and no more than $ 100,000 worth of options per year. Any options granted will have a 5 year expiration from their date of issuance and will have an exercise price of not less than 100% of the fair market value of the Company’s stock at the time the options are granted.
Sales of Unregistered Securities During Fiscal Year 2006
In addition to equity securities discussed in Item 4 above, issued under the Financial Reorganization and Recapitalization Plan, were the issuance was in exchange for prior-issued securities under Section 3(a)(9) of the Securities Act, the following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the fourth quarter of 2006 (all other issuances during fiscal 2006 have been previously reported in the Company’s Quarterly Reports on Form 10-QSB):
Common Stock
During the fourth quarter of 2006 , the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for and issued in the fourth quarter . The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
During the fourth quarter 110,000 common shares were issued upon the exercise of 110,000 common share warrants for cash proceeds of $1,100. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Preferred Stock
On December 18, 2006 the Registrant issued 16,000 2006-B Preferred Shares for cash proceeds of $160,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
Convertible Debenture Conversions
On December 21, 2006, $100,000 of the principal and $ 90,996 of accrued interest of an outstanding Convertible Debenture was converted into 4,184,550 common shares. The issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act.
Loan and Security Agreement Conversion
On November 6, 2006 the $ 129,853 remaining principal balance of the Loan and Security Agreement was converted to 7,858,150 shares of Common Stock and 27,451 shares of Series B Preferred Stock.
This issuance was considered exempt from registration by reason of Section 3(a)(9) of the Securities Act. From September 14, 1998 to November 6, 2006, the lenders have converted the full $2,500,000 balance of this $2,500,000 debt into Common Shares and Series B Preferred Shares at a combined average cost of the equivalent of $0.03 per Common Share.
Common Stock Warrants
On October 30, 2006 the Registrant issued 333,333 warrants for the purchase of Common Stock with an exercise price of $ 0.06 and an expiry of 5 years, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
On December 31, 2006 the Registrant issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $ 0.07 and an expiry of 24 months, to a consultant providing marketing and management services to the Company. These warrants were issued in fulfillment of part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
On December 31, 2006 the Registrant issued 1,000,000 warrants for the purchase of Common Stock with an exercise price of $ 0.06 and an expiry of 36 months, to a consultant providing marketing services to the Company. These warrants were issued in fulfillment of part a consulting agreement with this party relating to the Canadian retail product launch. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the year ended December 31, 2006 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with generally accepted accounting principles. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our consolidated statements also include the accounts of Mycosol, Inc. As of December 31, 2006 our investment interest in Mycosol is 55.18% (combination of Mycosol Preferred and Common Stock).

The Company has incurred losses since its incorporation. At December 31, 2006, the Company had an accumulated deficit of $40,571,437. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.
Results of Operations
Fiscal 2006 Compared With Fiscal 2005
Year Ended December 31, 2006 vs. Year Ended December 31, 2005

	Year Ended		Percentage of
	December 31		net revenue
	2006	2005	2006	2005
Revenues	$1,850,066	$1,063,745	100%	100%
Cost of Revenue	1,238,935	773,604	67%	73%
Gross Profit	611,131	290,141	33%	27%

Operating Expenses
General & Administrative	1,185,586	1,066,105	64%	100%
Research & Development	138,771	110,849	8%	10%
Research & Development – Mycosol	349,620	852,192	19%	80%
(Loss) from Operations	(1,062,846)	(1,739,005)	(57)%	(163)%
Other Income (expense) Net	(1,933,123)	(780,467)	(104)%	(73)%
Net income (loss) before minority interest	(2,995,969)	(2,519,472)	(162)%	(237)%
Minority interest in Mycosol loss	181,323	543,604	10%	51%
Net loss	(2,814,646)	(1,975,868)	(152)%	(186)%
Deemed dividend on preferred stock	(1,159,378)	-0-	(63)%	0%
Net loss attributable to common shareholders	(3,974,024)	(1,975,868)	(215)%	(186)%
Consolidated gross income for 2006 increased by $903,846 or 83%, to $1,986,847 compared with $1,083,001 in 2005.
•	Gross revenue from product sales increased in 2006 by $786,321, or 74%, to $1,850,066 compared with $1,063,745 in 2005. The increase in sales revenue was due primarily to the Canadian launch in the retail market of the Viraguard product line and an increase in U.S. sales from a major customer. We continue active promotion of our product line through trade-show presentations, contracts, and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for 2006 increased by $4,201, or 155%, to $6,910 compared to $2,709 in 2005. The increase in interest income is due primarily to an increase in cash on hand from increased sales.

•	Dividend income for 2006 increased by $113,324, or 685%, to $129,871 compared to $16,547 in 2005. The dividend income recorded in 2006 is for 359,753 Standard Global Holding Group Ltd. (SNDH) common shares which were distributed in February 2006 valued at $125,914 and 359,754 Healthnostics, Inc. (HNST) common shares which were distributed in November 2006 valued at $3,957. At December 31, 2006 the Company owned 719,507 Health Quotient, HQNT common shares, 370,495 HNST common shares, and 431,404 SNDH common shares and recorded them at their fair market value of $37,476. At December 31, 2005 the Company owned 719,507 HQNT common shares, 10,741 HNST common shares and 71,651 SNDH common shares and recorded them at their fair market value of $137,795.
Consolidated gross expenses for 2006 increased by $1,380,343, or 38%, to $4,982,816 compared with $3,602,473 in 2005.
•	The cost of goods sold from product sales for 2006 increased by $465,331, or 60%, to $1,238,935 compared with $773,604 in 2006. The cost of goods ratio as a percentage of product sales decreased to 67% in 2005 compared to 73% in 2005. The increase in cost of goods sold is primarily due to the increased sales by 74% for 2006 versus 2005. The overall decrease in the percentage for cost of goods ratio for product sales improved by 6% due to sales with a product mix with higher margins. Although the costs of Isopropyl Alcohol and freight surcharges being levied due to the increasing costs of oil has decreased margins, the Company continues to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products.

•	General, selling, and administrative expenses for 2006 increased overall by $119,481, or 11%, to $1,185,586 compared with $1,066,105 in 2005. The increase in general, selling and administrative costs was mostly attributable to an increase in professional — legal, consulting, and accounting — service expenses for 2006 which increased by 6% to $278,260 compared with $261,326 in 2005. Legal and consulting fees increased by 1% while accounting fees increased by 19%. Additionally, there was an increase in sales expenses for 2006 by 14% to $426,905 compared with $374,676 in 2005. Increases in general, selling and administrative costs were also attributable to an increase in administrative wages for 2006 by 17% to $152,211 compared with $129,716 in 2005.

•	Research and development expenses for 2006 increased by $27,922, or 25%, to $138,771 compared with $110,849 in 2005. The increase was due primarily to increased cost on research focusing on broadening the range of claims we can assert on our existing products and on testing new products for commercialization in the U.S. and globally.

•	Expenses related to Mycosol Research and Development for 2006 decreased by $502,572, or 59%, to $349,620 compared with $852,192 in 2005. On June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., a drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol. During the third quarter of 2006, Veridien acquired additional ownership interest in Mycosol resulting in Veridien owning an interest of over 50% of Mycosol. Prior to the third quarter, Veridien consolidated the operations of Mycosol in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

During 2006 Veridien invested $362,000 in Mycosol through subscription to Mycosol’s Preference Share Offering; receiving 362,000 Preferred A Shares and 135,750 Common Share

Warrants. During the third quarter 2006, under the terms of an Investment Agreement (as amended), Veridien issued 9,803,992 Veridien common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 which was Veridien’s share price on the date the agreement was executed (ie. $0.04 per share). These step-acquisitions during 2006 have resulted in additional goodwill being recorded during 2006 in the amount of $495,516.
At December 31, 2006 Veridien holdings in Mycosol include (i) 1,852,000 Preferred A Shares (convertible into Mycosol common shares); (ii) 687,500 Common Shares; and (iii) 443,625 Common Share Warrants to purchase Mycosol common stock at an exercise price of $ 0.001.

The accounts of Mycosol, Inc. that have consolidated with Veridien and subsidiaries at December 31, 2006 and 2005 are as follows:

	2006	2005
Cash	$880	$134
Inventory – raw materials	54,131	50,641
Property and equipment	13,311	18,119
Deposits and other	4,883	8,000
Patents – pending	362,051	233,086
Accounts payable	(176,278)	(63,383)
Notes payable	(34,102)	(34,102)
Minority Interest	(100,790)	(178,756)
Accured Expenses	—	—
Accumulated deficit	—	—

	124,086	33,739
Research and development expenses	349,620	852,192
Minority interest Mycosol loss	(181,323)	(543,604)

	$292,383	$342,327
Veridien’s ownership interest in Mycosol at December 31, 2006 is 55.18%:

		Units Held by	VRDE % of
Mycosol Equity Unit	Units Issued	Veridien	category
Preferred stock	1,977,000	1,852,000	93.7%
Common Stock	2,625,000	687,500	26.2%
Total	4,602,000	2,539,500	55.18%
In addition, Veridien also holds 443,625 warrants to purchase Mycosol common stock at $0.001.
•	Interest expense for 2006 increased by $81,757, or 16%, to $605,717 compared with $523,960 in 2005. The increase in interest expense was due primarily to Convertible Debenture holders in 2006 and other various debts.

•	On November 7, 2006 the Board of Directors approved a Plan of Financial Reorganization and Recapitalization. The plan was designed to reduce the debt and accrued liabilities of Veridien by seeking the exchange of (i) Convertible Debenture debt (principal and accrued interest); (ii) unpaid dividends accrued on Class A Preferred Stock; and (iii) unpaid dividends accrued on Series B Preferred Stock, into equity. Veridien’s liability for $7.2 Million of convertible debt (including accrued interest thereon) and $2.1 Million of Preferred Stock accrued and unpaid dividends were satisfied and converted to equity with the implementation of this plan.

The reorganization and recapitalization plan incurred $1,233,998 in debt conversion expenses for 2006. This is a one-time, non-cash non-recurring expense.
•	During 2006 the Company did not sell any of its marketable securities. During 2005 the Company sold 300 Standard Global Holding Group Ltd. (SNDH) shares for a realized loss of $3. This represents a net realized loss of $3 for the twelve months of 2005.

•	During 2006 the Company recorded an unrealized loss on investments in the amount of $230,189 due to the decline in the fair market value of H-Quotient, Inc (HQNT) shares to $.00 at December 31, 2006 from $.17 at December 31, 2005; Healthnostics, Inc. (HNST) shares to $.008 at December 31, 2006 from $.125 at December 31, 2005 and Standard Global Holding Group Ltd. (SNDH) shares to $.08 at December 31, 2006 from $.24 at December 31, 2005. At December 31, 2006 the Company held 719,507 shares H-Quotient, Inc. (HQNT), 370,495 shares of Healthnostics, Inc. (HNST) and 431,404 shares of Standard Global Holding Group Ltd. (SNDH) for a total net fair market value of $37,476. At December 31, 2005 the Company held 719,507 shares HQNT, 10,741 shares of HNST and 71,651 shares of SNDH for a total net fair market value of $137,795.
Net income (loss) increased to a net loss before Minority interest in Mycosol of ($2,995,969) at December 31, 2006 from a net loss of ($2,519,472) in the same period of 2005. Net income (loss) increased to a net loss after Minority Interest in Mycosol of ($2,814,646) at December 31, 2006 compared to a net loss of ($1,975,868) in the same period of 2005. Net Income (loss) attributable to common shareholders at December 31, 2006 was ($3,974,024) due to a deemed dividend of $ 1,159,378 on preferred shares issued and preferred shares converted during 2006.
OFF BALANCE SHEET ARRANGEMENTS
In June 2004 we entered into an agreement with Mycosol Inc. and its three Founding Shareholders to acquire shares of Mycosol. On February 28, 2005 we exchanged 6,000,000 shares of our common stock and $ 110,000 cash with the three Founding Shareholders of Mycosol for 687,500 shares of Mycosol common stock. On March 7, 2005 we sold 458,333 of these Mycosol common shares to Mineola Holdings for $ 500,000 cash. As part of the sale arrangement (as amended), Mineola had the right to (i) exchange until July 10, 2006 their 458,333 common shares of Mycosol Inc. for 9,803,992 common shares of Veridien; or if not so exchanged (ii) commencing January 1, 2007 for a period of 3 months after notice by Veridien, to Put to Veridien 229,167 common shares of Mycosol Inc. for $250,000, payable in cash or Veridien’s common stock at Veridien’s option. Mineola exercised option (i) above on July 4, 2006. Veridien has no further obligations to Mineola under the agreement.
LIQUIDITY AND WORKING CAPITAL
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2006 and December 31, 2005 we had working capital deficits of approximately $ 215,582 and $ 3,295,229 respectively. Our losses from operations and working capital deficit indicate there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the Company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities and (3) revenue from sales. These financings and equity placements are included in the following descriptions.
•	During the twelve months ended December 31, 2006 we issued 9 convertible debentures (i) 6 for cash proceeds totaling $780,000; (ii) 1 for extinguishment of notes payable (cash proceeds already received by the company) of $360,000; (iii) 1 for extinguishment of notes payable-related party (cash proceeds already received by the company) of $501,000; and (iv) 1 for extinguishment of accounts payable – related party (fees and expenses due from the company) of $266,032. These debentures all carried an interest rate of 8%, had 3-year terms and had conversion rates of between $0.033 and $0.04 per share.

•	During the twelve months ended December 31, 2006, 409,373 common shares were issued under the Company’s S-8 Registration Statement to employees under the terms of their employment contracts and as recognition of performance. The average effective price per share was $0.04 per share.

•	During the twelve months ended December 31, 2006, 400,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the Company. The effective price per share was $0.042 per share.

•	During the second quarter a convertible debenture with a principal balance of $50,000 and accrued interest of $14,582 was converted into 1,291,638 common shares at the conversion rate of $0.05 per share.

•	During the third quarter, under the terms of an Investment Agreement (as amended) [see Exhibit 10.37 as filed with our Form 10QSB for the period ended March 31, 2005 and see Form 8K filed May 23, 2006], we issued 9,803,992 common shares to a third party in exchange for 458,333 shares of the common stock of Mycosol, Inc. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The effective price of the 9,803,992 shares of the Company’s common stock as issued in July was $0.04 per share.

•	During the fourth quarter of 2006, a convertible debenture with a principal balance of $100,000 and accrued interest of $90,996 was converted into 4,184,550 common shares at the conversion rate of $0.046 per share.

•	During the fourth quarter of 2006, $129,583 of the Loan and Security Agreement principal was converted by the holders to 27,451 shares of Series B Preferred Stock and 7,858,150 shares of Common Stock

•	During the fourth quarter of 2006, we issued 16,000 Series 2006-B Preferred Shares for cash proceeds of $160,000.

•	During the fourth quarter of 2006, the Company implemented a Financial Reorganization and Recapitalization Plan. See Item 4 above for full details.
During 2006, accounts receivable increased by $295,193 to $ 620,145 from $324,952 December 31, 2005. This increase can be largely attributed to an order from our large multi-national customer which was shipped in the month of December 2006. Payment was received from this customer during January 2007.
During 2006, accounts payable and accrued expenses decreased by 47% to $1,046,725 from $1,988,831 at December 31, 2005. The decrease can mostly be attributed to decreases in accrued interest as a result of implementation in the fourth quarter of 2006 of the Plan of Financial Reorganization and Recapitalization.
During 2006, inventory increased by 33% to $499,700 compared with $376,624 at December 31, 2005. The increase is attributable to an increase in raw materials by 75% to $277,926 compared with $158,524 at December 31, 2005, offset by a decrease in finished goods by 2% to $ 221,774 compared with $218,100 at December 31, 2005. The consolidation of Mycosol results in an additional $54,130 and $50,641 of raw materials which are included in these balances at December 31, 2006 and 2005 respectively.
We plan to pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
As of March 19, 2007, we have cash of approximately $249,217 and during April and May 2007, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales, funding of new product development costs for Veridien, as well as increased investment in Mycosol.
If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have a material adverse effect on Veridien to compete effectively in the marketplace. Veridien utilizes the services of a number of contract fill manufacturers. We have separate manufacturers that provide us with our liquid products, canister products, individual towelettes, Canadian retail line and the SunSwipe product line. We have also been able to identify alternative manufacturers for all of these products. Our contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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

Marketable securities – the majority of our marketable securities over the past two years have been our holdings of H-Quotient, Inc. (HQNT) stock and Standard Holdings Group (SNDH) stock. We have received the HQNT stock as compensation for sales & license fees and SNDH stock as dividends on our HQNT shareholdings . Because of the level of our trading activity, we classify our investment in this stock as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stock’s trading price on the day of the transaction. At each period-end, we mark the stock’s carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
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

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Veridien Corporation
Largo, Florida
We have audited the accompanying consolidated balance sheets of Veridien Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 28, 2007

Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash	$185,656	$115,493
Marketable securities	37,476	137,795
Accounts receivable, net of allowance of $86,077 and $27,494	620,145	324,952
Inventory	499,700	376,624
Prepaid expenses and other current assets	77,420	82,399

Total current assets:	1,420,397	1,037,263

Property and equipment, net of accumulated depreciation of $425,286 and $417,365	35,970	29,762

Other assets:
Patents, net of accumulated amortization of of $516,298 and $511,188	410,136	286,280
Goodwill	905,516	410,000
Security deposits	8,283	9,965

Total Assets:	$2,780,302	$1,773,270

See accompanying notes to the consolidated financial statements.

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
December 31, 2006 and 2005

	2006	2005
Liabilities and Deficit in Stockholders’ Equity (Deficit)
Current liabilities:
Note payable	$92,325	$571,522
Note payable – related party	145,000	260,000
Current portion of convertible debentures, net of debt discount of $7,071and $0 at December 31, 2006, and 2005	201,929	671,066
Current portion of convertible debentures – related party	150,000	824,096
Accounts payable	632,161	452,904
Accounts payable – related party	93,406	232,049
Accrued liabilities	195,975	534,686
Accrued liabilities – related party	125,183	769,192
Customer deposit	-0-	16,977

Total current liabilities	1,635,979	4,332,492
Long-term liabilities:
Convertible debentures	50,000	2,910,811

Total liabilities:	1,685,979	7,243,303

Minority interest	100,790	178,756

Shareholders’ equity:
Undesignated preferred stock, $.001 par value, 25,000,000 shares authorized
Convertible redeemable preferred stock, $10 par value, 100,000 authorized and 0 issued and outstanding at December 31, 2006 and 100,000 authorized and 6,000 issued and outstanding at December 31, 2005	-0-	60,000
Series B Preferred Stock, $.001 par value, 245,344 authorized, and 0 issued and outstanding at December 31, 2006 and 174,219 issued and outstanding at December 31, 2005	-0-	175
Series 2006-A Preferred Stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at December 31, 2006 and 0 issued and outstanding at December 31, 2005	201	-0-
Series 2006-B Preferred Stock, $.001 par value, 1,200,000 authorized, and 943,746 issued and outstanding at December 31, 2006 and 0 issued and outstanding at December 31, 2005	944	-0-
Series 2006-C Preferred Stock, $.001 par value, 0 authorized, and 0 issued and outstanding at December 31, 2006 and 0 issued and outstanding at December 31, 2005	-0-	-0-

	2006	2005
Common Stock — $.001 par value; 800,000,000 shares at December 31, 2006 and 300,000,000 shares at December 31, 2005 authorized; 253,840,560 and 228,282,857 shares issued and outstanding at December 31, 2006 and December 31, 2005	253,841	228,283

Additional paid-in capital	41,335,741	31,819,544
Cumulative foreign exchange adjustment	(25,757)	-0-
Accumulated deficit	(37,756,791)	(35,780,923)
Current period profit (loss)	(2,814,646)	(1,975,868)

Total shareholders’ equity (deficit):	993,533	(5,648,789)

Total Liabilities and Shareholders’ Equity (Deficit):	$2,780,302	$1,773,270

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Revenue	$1,850,066	$1,063,745

Operating costs and expenses:
Cost of revenue	1,238,935	773,604
General, selling, and administrative	1,185,586	1,066,105
Research and development	488,391	963,041

	2,912,912	2,802,750

Income (loss) from operations	(1,062,846)	(1,739,005)

Other income (expense):
Interest expense	(605,717)	(523,960)
Debt conversion expense	(1,233,998)	-0-
Realized gain (loss) on marketable investments	-0-	(3)
Unrealized gain (loss) on investments	(230,189)	(275,760)
Interest and dividend income	136,781	19,256

	(1,933,123)	(780,467)

Net loss before minority interest	(2,995,969)	(2,519,472)
Minority interest in Mycosol loss	181,323	543,604

Net loss	$(2,814,646)	$(1,975,868)

Deemed dividend on preferred stock	$(1,159,378)	-0-
Net loss attributable to common shareholders	$(3,974,024)	$(1,975,868)
Net loss per common share – basic and diluted	$(.01)	$(.01)
Net loss attributable to common shareholders per common share – basic and diluted	$(.02)	$(.01)
Weight average share outstanding	235,738,481	227,474,605
See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years ended December 31, 2006 and 2005

	Number of Shares
	Convertible							Other	Shareholders’
	Redeemable	Series B	Series 2006-A	Series 2006-B	Common	Capital	Accumulated	Comprehensive	Equity
	Preferred	Preferred	Preferred	Preferred	Shares	Stock	Deficit	Income/(loss)	(Deficit)
Balances at January 1, 2005	6,000	174,219			214,369,622	31,668,988	(35,780,923)		(4,111,935)

Common stock issued for
- payment of debt					7,321,857	113,489			113,489
- services					591,378	25,525			25,525
- investment in Mycosol					6,000,000	300,000			300,000

Net loss							(1,975,868)		(1,975,868)

Balances at December 31, 2005	6,000	174,219	—	—	228,282,857	$32,108,002	$(37,756,791)		$(5,648,789)

Common stock issued for
- cash received for exercise of warrants					110,000	1,100			1,100
- services					809,373	32,970			32,970
- payment of debt		27,451			13,334,338	476,415			476,415
- investment in Mycosol					9,803,992	392,160			392,160
- pref share conversion to common stock	(6,000)				1,500,000	—			—

Preferred Share sale				16,000		160,000			160,000
Plan of Reorganization and Recapitalization		(201,670)	200,607	927,746		8,367,226			8,367,226
Fair value of warrants issued						32,248			32,248
BCF for Convertible debt issued						20,606			20,606

Beneficial conversion feature embedded in common stock						1,159,378
Deemed dividend on common stock						(1,159,378)
Cumulative foreign exchange adjustment								(25,757)	(25,757)
Net loss							(2,814,646)		(2,814,646)

Balances at December 31, 2006	—	—	200,607	943,746	253,840,560	$41,590,727	$(40,571,437)	$(25,757)	$993,533

Less par values:
Convertible redeemable preferred	—
Series B preferred	—
Series 2006-A preferred	(201)
Series 2006-B preferred	(944)
Common	(253,841)

Paid in Capital	$41,335,741

See accompanying notes to the consolidated financial statements

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net (loss)	$(2,814,646)	$(1,975,868)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	13,032	25,226
Amortization of debt discount associated with BCF	13,535	-0-
Non cash dividends	(129,871)	(16,547)
Unrealized (gain) losses on marketable securities	230,189	275,760
Realized (gain) loss on marketable securities	-0-	3
Issuances of common stock for services	32,970	25,526
Minority interest	(181,323)	(543,604)
Debt conversion expense	1,233,998	-0-
Changes in:
Accounts receivable	(295,193)	(144,274)
Inventory	(123,076)	(44,922)
Prepaid expenses and other current assets	4,979	(6,312)
Deposits	1,682	1,035
Customer deposits	(16,977)	16,977
Accounts payable – third party	179,257	208,973
Accounts payable – related party	127,389	200,476
Accrued expenses – third party	320,547	184,868
Accrued expenses – related party	282,262	313,728

Net cash provided (used) by operating activities	(1,121,246)	(1,478,955)
Cash flow from investing activities:
Proceeds from sale of marketable securities	-0-	66
Purchase of property and equipment	(17,382)	(22,229)
Increase in patents	(128,966)	(115,086)

Net cash (used) by investing activities	(146,348)	(137,249)
Cash flow from financing activities:
Proceeds from Mineola for Mycosol interest	-0-	500,000
Proceeds from convertible debentures	780,000	450,000
Proceeds on notes payable – third party	81,248	395,670
Proceeds on notes payable – related party	458,000	260,000
Proceeds on preferred stock – series 2006-B	160,000	-0-
Proceeds on exercised warrants	1,100	-0-
Payments on notes payable – third party	(70,591)	-0-
Payments on notes payable – related party	(72,000)	-0-

Net cash provided by financing activities	1,337,757	1,605,670

Net increase/(decrease) in cash and equivalents	70,163	(10,534)
Cash at beginning of year	115,493	126,027

Cash at end of year	$185,656	$115,493

Non-cash investing and financing activities:
Conversion of convertible debentures, old preferred A & B stock to common stock and new preferred A & B stock	10,182,501	113,489
Payment of debt to convertible debentures	1,127,032	-0-
Payment of accrued interest with Mycosol warrants	-0-	222,360
Purchase of Mycosol interest with 9,803,992 in 2006 and 6,000,000 shares in 2005 of Veridien common stock	392,160	300,000
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
The accompanying financial statements include the accounts of Veridien and its wholly-owned subsidiaries. Veridien’s Consolidated Financial Statements also include the accounts of Mycosol, Inc., a company of which Veridien owns a 55.18% interest at December 31, 2006 (see Note C below). All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in our consolidated financial statements. Where Veridien’s ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Balance Sheet as a liability.
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
Veridien considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.
5.	Revenue Recognition
All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is recognized when the products are shipped.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
6.	Accounts Receivable
Veridien uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility. Veridien provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
7.	Inventories
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2006, raw materials and finished goods amounted to $ 277,926 and $ 221,774 respectively. At December 31, 2005, raw materials and finished goods amounted to $158,524 and $218,100, respectively. Management has determined that no valuation allowance for obsolete inventory is necessary at December 31, 2006 and 2005.
8.	Marketable Securities
Marketable Securities, comprised primarily of Standard Global Holding Group ltd. common stock, are classified by Veridien as trading securities, and are carried at fair market value. Changes in the fair market value are shown as unrealized gains and losses included in the statement of operations.
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
11.	Fair Value of Financial Instruments
Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.
12. Recent Accounting Pronouncements
Veridien does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
13.	Stock-Based Compensation
Effective January 1, 2006, Veridien began recording compensation expense associated with stock options and other forms of equity compensation is accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Veridien had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Veridien adopted the modified prospective transition method provided for under SFAS No.123R, and, consequently, has not retroactively adjusted results from prior periods.
During the 12 months ended December 31, 2006, Veridien granted 2,333,333 share options at exercise prices ranging from $ 0.06 to $0.07 per share for services rendered at the options fair value totaling $ 103,027. Of this amount, $34,490 was recorded as Sales Consulting expense, $ 22,814 was recorded as Sales Commission expense and $45,723 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.3 to 4.8% risk-free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility from 57.3 to 85.35%, and (4) zero expected dividends.
Prior to 2006, compensation was recorded for stock-based compensation grants only to the extent that the market price of the common stock on the measurement date exceeded the exercise price. The fair value of options granted during 2005 was $13,198. Variables used in the Black-Scholes option-pricing model included: (1) 3.0% risk-free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility is 82%, and (4) zero expected dividends.
Had we recorded compensation expense during 2005 for stock-based compensation grants to employees based on their estimated fair value at their grant date, our net loss and net loss per share would have been as follows:

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

		2005
Net Income (Loss)	As reported	$(1,975,868)

	Stock based compensation included in Net Loss	—

	Fair Value of stock based compensation	13,198

	Pro forma	$(1,989,066)

Net (Loss) per share	As reported	$(0.01)

	Stock based compensation included in Net Loss	—

	Fair Value of stock based compensation	(0.00)

	Pro forma	$(0.01)

14.	Asset Impairment
Veridien is required to test its other assets and intangibles with indefinite useful lives for impairment on a periodic basis, which could have an adverse effect on Veridien’s consolidated financial statements if these assets are deemed impaired. Management has determined that no impairment was necessary at December 31, 2006 and 2005.
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
Certain reclassifications have been made to the 2005 financial statements to be in conformity with the 2006 presentation.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED
17.	Net Loss per Share
Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive. We had losses in 2006 and 2005, basic and diluted loss per share is the same due to the exclusion of common stock equivalents.
NOTE B – GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $40.6 million. Veridien has a deficit in working capital of $215,582 and is experiencing a continuing cash flow deficiency.
Veridien plans to continue to pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the fall of 2007. In addition, Veridien plans to pursue additional cash through sales of Preferred Shares.
In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the continued operations of Veridien and that such operations will be profitable and provide adequate cash flows. Further, Veridien’s ability to continue its operations and successfully defend itself against potential claims or assessments is dependent on the ability to obtain additional debt and equity financing, employ cash management techniques and market its products.
The consolidated financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Veridien be unable to continue in existence.
NOTE C – CONSOLIDATION OF MYCOSOL
On June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
During the third quarter of 2006, Veridien acquired additional ownership interests in Mycosol resulting in Veridien owning an interest of over 55% of Mycosol. Prior to the third quarter, Veridien consolidated the operations of Mycosol in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
During 2006 Veridien invested $ 362,000 in Mycosol through subscription to Mycosol’s Preference Share Offering; receiving 362,000 Preferred A Shares and 135,750 Common Share Warrants. During the third quarter 2006, under the terms of an Investment Agreement (as amended), Veridien issued 9,803,992 Veridien common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares

NOTE C – CONSOLIDATION OF MYCOSOL — CONTINUED
of the common stock of Mycosol. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 which was Veridien’s share price on the date the agreement was executed (ie. $0.04 per share). These step-acquisitions during 2006 have resulted in additional goodwill being recorded during 2006 in the amount of $495,516.
At December 31, 2006 Veridien holdings in Mycosol include (i) 1,852,000 Preferred A Shares (convertible into Mycosol common shares); (ii) 687,500 Common Shares; and (iii) 443,625 Common Share Warrants to purchase Mycosol common stock at an exercise price of $ 0.01 per share.
The accounts of Mycosol, Inc. that have been consolidated by Veridien at December 31, 2006 and 2005 are as follows:

	2006	2005
Cash	$880	$134
Inventory – raw materials	54,131	50,641
Property and equipment	13,311	18,119
Deposits and other	4,883	8,000
Patents – pending	362,051	233,086
Accounts payable	(176,278)	(63,383)
Notes payable	(34,102)	(34,102)
Minority Interest	(100,790)	(178,756)
Accrued Expenses	—	—
Accumulated deficit	—	—

	124,086	33,739

Research and development expenses	349,620	852,192
Minority interest Mycosol loss	(181,323)	(543,604)

	292,383	$342,327

Veridien’s ownership interest in Mycosol at December 31, 2006 is 55.18%:

Preferred stock	1,852,000
Common shares	687,500
Common share warrants	443,625
NOTE D – MARKETABLE SECURITIES
In early 2004, H-Quotient, Inc. (HQNT) issued 400,000 common shares to Veridien as payment for product development and licensing fees which were valued at their fair market value of $652,000. In mid-2004, HQNT issued 344,500 common shares to Veridien which were valued at their fair market value of $241,500 for a deposit to purchase Veridien inventory. Also, in mid-2004, Veridien issued 3,225,806 Veridien (VRDE) common shares to Webpack International (a subsidiary of HQNT) for a deposit towards the manufacturing of products for Veridien. These shares were valued at their fair-market value of $250,000. The values for the 344,500 HQNT shares ($241,500) and 3,225,806 VRDE shares ($250,000) are netted ($8,500) and reflected in Veridien’s Prepaid expenses and other current assets line as of December 31, 2006 and December 31, 2005.

NOTE D – MARKETABLE SECURITIES — CONTINUED
Veridien has received stock dividends based on its holdings of HQNT shares; in 2006 equal to (i) 359,754 common shares of Healthnostics Inc. (HNST), and (ii) 359,753 common shares of Standard Holdings Group Ltd. (SNDH); and in 2005 equal to 71,951 common shares of SNDH. At December 31, 2006 Veridien held 719,507 shares HQNT, 370,495 shares of HNST and 431,404 shares of SNDH at their net fair market value of $37,476. At December 31, 2005 Veridien held 719,507 shares HQNT, 10,741 shares of HNST and 71,651 shares of SNDH at their net fair market value of $137,795.
NOTE E – NOTES PAYABLE
In October 1995, Veridien secured a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company.. Originally the loan agreement granted the lender warrants to purchase 51% of Veridien’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. As of December 31, 2005 the remaining amount of principal due was $129,853 and $ 1,763 of interest was accrued. On November 6, 2006 the full principal balance was converted into common and preferred stock. $12,945 of accrued and unpaid interest is all that remains outstanding at December 31, 2006.
Veridien analyzed its convertible debt instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature of the convertible note was conventional and met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.
Short-term loans received during both 2006 and 2005 were due on demand with a stated interest rate of 8% per annum. Veridien received loan proceeds of $458,000 and $620,000 during 2006 and 2005 respectively. During 2006 Veridien repaid $72,000 in cash and the holders of $861,000 agreed to exchange their loans for Convertible Debentures. The balance due on December 31, 2006 was $ 145,000 and the lender is a Related Party.
NOTE F – FINANCIAL REORGANIZATION AND RECAPITALIZATION PLAN
On November 7, 2006 the Board of Directors approved a Plan of Financial Reorganization and Recapitalization. The plan was designed to reduce the debt and accrued liabilities of Veridien by seeking the exchange of (i) Convertible Debenture debt (principal and accrued interest); (ii) unpaid dividends accrued on Class A Preferred Stock; and (iii) unpaid dividends accrued on Series B Preferred Stock, into equity. Veridien’s liability for $7.2 Million of convertible debt (including accrued interest thereon) and $2.1 Million of Preferred Stock accrued and unpaid dividends were satisfied and converted to equity with the implementation of this plan.
To implement the Plan, the Board of Directors exercised its authority under Delaware Law and the Company’s Articles of Incorporation and created 3 new series of Preferred Stock: (i) 2006-A Series of Convertible Redeemable Preferred Stock; (ii) 2006-B Series of Convertible Redeemable Preferred Stock; and (iii) 2006-C Series of Convertible Redeemable Preferred Stock. These series were designated from the Company’s existing 25,000,000 Shares of Authorized Preferred Stock.
Holders of Convertible Debentures and Series B Cumulative Preferred Stock Holders were offered the option of exchanging their instrument(s) into one of the new classes of preferred equity. In addition, holders of the Cumulative Convertible Redeemable Preferred Stock (“Class A Pref Shares”) were offered a limited time amended conversion rate into Common Shares. For details on the conversion of each category of instrument, see Notes G, I(a) and I(b) below.

NOTE F – FINANCIAL REORGANIZATION AND RECAPITALIZATION PLAN — CONTINUED
Capital changes resulting directly from Plan implementation were as follows:

	Outstanding	Outstanding
	Pre-Plan	Post-Plan *
Common Shares	247,859,113	249,359,113
Class A Pref. Shares	6,000	0
Series B Pref. Shares	201,670	0
2006-A Pref. Shares (new)	0	200,607
2006-B Pref. Shares (new)	0	959,555
2006-C Pref. Shares (new)	0	0
Class A Pref. Shares Accrued & Unpaid Dividends	$66,000	$0
Series B Pref. Shares Accrued & Unpaid Dividends	$2,042,624	$0
Convertible Debentures Principal & Accrued Interest	$8,023,877	$799,665

*	note Outstanding Post-Plan numbers are not necessarily December 31, 2006 balances as other securities issuance activity occurred between the implementation of the Plan and Veridien’s year-end.
NOTE G – CONVERTIBLE DEBENTURES
During 2006 and 2005, Veridien received $780,000 and $450,000, respectively from the sale of convertible debentures to third party investors. In addition, during 2006 $262,032 of Related Party payables, $ 501,000 of Related Party Notes Payable and $ 360,000 of third party Notes payables were exchanged for convertible debentures. During the year, $150,000 of Convertible Debentures were converted into Common Shares and $ 5,754,005 of Convertible Debenture principal was exchanged for Preferred Stock under the Financial Reorganization and Recapitalization Plan.
The principal balance of Convertible Debentures outstanding at December 31, 2006 and 2005 respectively was $409,000 and $4,405,973. Interest is accrued at a rate of 8 — 10% per annum, with various maturities to January 2009. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.051 per share.
Maturities of convertible debentures for the next three years are as follows:

Year	3rd Parties	Related Parties	Total
2007	$209,000	$150,000	$359,000
2008	0	0	0
2009	50,000	0	50,000

Total	$259,000	$150,000	$409,000
Veridien analyzed the convertible debenture instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature of the convertible debentures met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments. To the extent Management determined a Beneficial Conversion Feature existed, it was recorded and as a result $13,535 was expensed in 2006.

NOTE H – COMMITMENTS AND CONTINGENCIES
Veridien from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. Veridien is not aware of any litigation, claims or assessments that were pending that could have a material adverse effect on its business, financial condition and results of operations.
Veridien leases office and warehouse facilities for $4,000 per month under a lease that expires June 30, 2008. Rent expense was $ 35,587 and $24,236 for 2006 and 2005, respectively.
The following table reflects approximate future minimum annual rental expense amounts:

Year	Amount
2007	$48,000
2008	$24,000
NOTE I – PREFERRED STOCK
(a) CONVERTIBLE REDEEMABLE PREFERRED STOCK (“Class A Preferred Stock”)
In 1994, Veridien prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At Veridien’s option, the shares can be redeemed after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share is convertible into twenty common shares. Additionally, the Offering Circular provides for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at Veridien’s election, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through December 31, 2005, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Prior to January 1, 2005, Preferred shareholders had converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. During 2005 there was no activity in this class of stock. As part of the Financial Reorganization and Recapitalization Plan implemented in November 2006, the holders of the remaining 6,000 Class A shares were offered a limited time amended conversion rate of 1:250 into Common Shares. All 6,000 remaining Class A shares were converted under this program.

	December 31, 2006	December 31, 2005
Class A Pref Shares outstanding	0	6,000
Accrued and Unpaid Dividends	$0	$66,000
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature and warrants associated with the preferred stock.

(b) – SERIES B CUMULATIVE PREFERRED STOCK
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
During 2005 there was no activity in this class of stock. During 2006 the balance of the Loan and Security debt was converted and 27,451 Series B shares were issued. As part of the Financial Reorganization and Recapitalization Plan implemented in November 2006, the holders of all issued Series B shares were offered conversion of the stated value of their shares into the newly created Series 2006-B Preferred Shares. All 201,670 Series B shares were converted under this program.

	December 31, 2006	December 31, 2005
Series B Pref Shares outstanding	0	174,219
Accrued and Unpaid Dividends	$0	$1,770,031
In accordance with EITF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and as a result of the conversion of these shares into the new 2006-B Preferred Shares, Veridien has recorded a $919,841 deemed dividend; being the additional consideration above that previously agreed less the forfeited cumulative dividend.
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature associated with the preferred stock.

(c) 2006-A SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-A Series of Convertible Redeemable Preferred Stock was created on November 8, 2006, as part of the November 2006 Financial Plan of Reorganization and Recapitalization. The 2006-A Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Three and one-half Cents ($0.035) per share of Common Stock taking each share of the 2006-A Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
As part of the Financial Reorganization and Recapitalization Plan (implemented in November 2006) 200,607 of these shares were issued.

	December 31, 2006	December 31, 2005
2006-A Series Pref Shares outstanding	200,607	n/a
Accrued and Unpaid Dividends	$22,518	n/a
In accordance with EITF 00-27, Application of Issue No 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Veridien has determined that the 2006-A Series shares issued during 2006 had an aggregate beneficial conversion feature of $47,374 as of the date of issuance. Veridien recorded this beneficial conversion feature as a deemed dividend upon issuance.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Veridien has analyzed the characteristics of the 2006-A Series shares and has determined that shares issued in this series do not fall under the scope of this literature.
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature associated with the preferred stock.

(d) 2006-B SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-B Series of Convertible Redeemable Preferred Stock was created on November 8, 2006, as part of the November 2006 Financial Plan of Reorganization and Recapitalization. The 2006-B Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Four Cents ($0.04) per share of Common Stock taking each share of the 2006-B Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
As part of the Financial Reorganization and Recapitalization Plan (implemented in November 2006) 927,746 of these shares were issued. A further 16,000 shares were issued for cash received.

	December 31, 2006	December 31, 2005
2006-B Series Pref Shares outstanding	943,746	n/a
Accrued and Unpaid Dividends	$103,065	n/a
In accordance with EITF 00-27, Application of Issue No 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Veridien has determined that the 2006-B Series shares issued during 2006 had an aggregate beneficial conversion feature of $ 196,063 as of the date of issuance. Veridien recorded this beneficial conversion feature as a deemed dividend upon issuance.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Veridien has analyzed the characteristics of the 2006-B Series shares and has determined that shares issued in this series do not fall under the scope of this literature.
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible feature associated with the preferred stock.

(e) 2006-C SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-C Series of Convertible Redeemable Preferred Stock was created on November 8, 2006. The 2006-C Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Five Cents ($0.05) per share of Common Stock taking each share of the 2006-C Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
No stock in this series as been issued to date.
NOTE J – STOCK WARRANTS
During the 12 months ended December 31, 2006, Veridien granted 2,333,333 share options at exercise prices ranging from $ 0.06 to $0.07 per share for services rendered at the options fair value totaling $ 103,027. Of this amount, $34,490 was recorded as Sales Consulting expense, $ 22,814 was recorded as Sales Commission expense and $45,723 was deferred to recognize over the future periods in which the options vest and the services are being performed. See Note A-13. Variables used in the Black-Scholes option-pricing model included: (1) 4.7% risk-free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility is 98.21% , and (4) zero expected dividends. During this period 1,000,000 warrants expired.
During 2005, 1,000,000 warrants were issued under the terms of a consulting contract with a related party at an exercise price of $.057 per share. In addition, during 2005, 1,000,000 warrants expired.
As described in Note I (a), Veridien offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock resulted in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants were recorded at their fair market value at the time of issuance less the exercise price of $.01 per share and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant. The remaining 110,000 warrants were exercised by the holders during 2006.
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

NOTE J – STOCK WARRANTS — CONTINUED
At December 31, 2001, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. During 2006 the remaining balance of the loan was converted. As of December 31, 2006, the lender(s) had converted $2,500,000 of the debt and the lender’s warrants were exercised into 79,694,395 common shares and 241,041 Series B preferred shares.
Veridien has no formal plans with regards to the issuance of stock warrants. Periodically, Veridien may issue warrants to an employee or vendor. The warrants are typically issued with an exercise price equal to fair value at issuance.
Warrants issued and exercised are summarized as follows:

		Exercise
		Price
Common Stock	Warrants	Range
Outstanding at January 1, 2005	17,290,007	.001 - .07
Granted	1,000,000	.057
Expired	(1,000,000)	.05
Loan & Security Agreement Conversion	(7,321,857)	.016

Outstanding at December 31, 2005	9,968,150	$.001 - .07

Granted	2,333,333	.06-.07
Exercised	(110,000)	.01
Expired	(1,000,000)	.07
Loan & Security Agreement Conversion	(7,858,150)	.016

Outstanding at December 31, 2006	3,333,333	$.057 -.07
Series B Preferred warrants issued and exercised are summarized as follows:

			Equivalent #
			Common Shares
	Preferred	Preferred	on Preferred
	Share	Exercise	Share
	Warrants	Price	Conversion
Outstanding at December 31, 2005	27,451	$10.00	550,121

Exercised	(27,451)
Outstanding at December 31, 2006	0

NOTE J – STOCK WARRANTS — CONTINUED
Veridien analyzed the stock purchase warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the warrants met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the stock purchase warrants.
NOTE K – INCOME TAXES
Veridien uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Veridien incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $25,850,000 at December 31, 2006, available to offset future taxable income from 2007 through 2026. At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets — NOLs	$8,790,100
Valuation allowance	(8,790,100)

Net deferred taxes	$—

NOTE L – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest amounted to $ 253 and $0 for 2006 and 2005, respectively.
Non-cash investing and financing activities: During 2006 Veridien (i) issued 5,476,188 common shares in conversion of convertible securities of $ 150,000 and the $ 105,578 of accrued interest thereon; (ii) issued $1,127,032 of convertible debentures (see Note G) in exchange for $266,032 of Related Party payables, $ 501,000 of Related party Notes Payable and $ 360,000 of third Party Notes Payable; (iii) issued 7,858,150 common shares and 27,451 Pref B Shares on conversion of the balance of the Loan and Security Agreement principal of $ 129,853; and (iv) issued 9,803,992 common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol.
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

NOTE M – RELATED PARTY TRANSACTIONS — CONTINUED
During 2006 and 2005, Veridien utilized the services of a management company, which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a Director, to assist with administrative and organizational functions of the Company. Veridien incurred expenses of $ 142,477 and $144,136 in 2006 and 2005, respectively for professional services and related costs. At December 31, 2006, these fees remain unpaid in the amount of $93,406 and are included in accounts payable related party.
During 2005, a company which has as it senior officer and director the wife of the individual who serves as Veridien’s President/CEO and a director, advanced short term loans totaling $145,000 to Veridien. These loans accrue interest at 8% and are due on demand.
During 2006, Veridien utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate, finance and sales functions. Compensation in cash of $30,000 and 400,000 common shares were paid.
NOTE N – PATENTS AND GOODWILL
Changes in Veridien’s Intangible Assets during 2006 and 2005 were as follows:

	Gross Carrying	Accumulated
PATENTS	Amount	Amortization
Balance at December 31, 2004	$682,382	$(506,077)
Activity during 2005	115,086	(5,111)

Balance at December 31, 2005	797,468	(511,188)
Activity during 2006	128,966	(5,110)

Balance at December 31, 2006	$926,434	$(516,298)

GOODWILL	Carrying Amount
Balance at December 31, 2004	$—
Goodwill as result of consolidation Resulting from FIN 46R.	410,000

Balance at December 31, 2005	410,000
Goodwill acquired through Step Acquisitions	495,516

Balance at December 31, 2006	$905,516
During 2006 Veridien invested $362,000 in Mycosol through subscription to Mycosol’s Preference Share Offering; receiving 362,000 Preferred A Shares and 135,750 Common Share Warrants. During the third quarter 2006, under the terms of an Investment Agreement (as amended), Veridien issued 9,803,992 Veridien common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 which was Veridien’s share price on the date the agreement was executed (ie. $0.04 per share). These step-acquisitions during 2006 have resulted in additional goodwill being recorded during 2006 in the amount of $495,516 and represent the excess consideration given above the fair market value of the assets received.
Veridien evaluated the Goodwill and Patents for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets. Veridien has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.
NOTE O – MAJOR CUSTOMERS
During 2006, Veridien’s sales to seven customers comprised 80% of total sales and range from 2.9% to 36.5% each.
During 2005, Veridien’s sales to seven customers comprised 81% of total sales and range from 2% to 46% each.
NOTE P – SEGMENT REPORTING
Veridien sells its products in the United States, in Canada and overseas, with summary information as follows (all figures in US dollars):
Revenue (1)

	2006	2005
United States	$1,264,450	$1,063,745
Canada	485,349	0
Other	100,267	0

Total	$1,850,066	$1,063,745
Long-lived Assets

	2006	2005
United States	$1,359,905	$736,007
Canada	0	0
Other	0	0

Total	$1,359,905	$736,007

(1) Revenues are attributed to countries based on location of customer.
NOTE Q – SUBSEQUENT EVENTS
Between January 1, 2007 and March 2, 2007, Veridien (i) acquired from Mycosol a further 23,000 shares of it’s Series A Preferred Stock for $23,000, being a 0.23% increase in ownership interest; and (ii) advanced interest free short term demand loans totaling $ 80,000 to Mycosol, in the anticipation that these loans will be converted to equity in Mycosol by the end of the first quarter 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective April 27, 2005 Veridien Corporation dismissed Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”) as Veridien’s independent accountants. CCMG audited Veridien’s financial statements for the eight fiscal years ended December 31, 2004. The reports of CCMG for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of CCMG for these fiscal years were qualified with respect to uncertainty as to Veridien’s ability to continue as a going concern. During the entire time that Veridien engaged CCMG as their auditors there were no disagreements with CCMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CCMG would have caused it to make reference to such disagreements in its reports.
On April 27, 2005 we retained Malone & Bailey, P.C. to act as our registered certified public accountants. The change in Veridien’s auditors was recommended and approved by Veridien’s Audit Committee. We have authorized CCMG to discuss any matter relating to Veridien and its operations with Malone & Bailey, P.C. While Veridien enjoyed a good relationship with CCMG, the change was recommended due to the increasing complexities imposed on public companies under Sarbanes- Oxley. Veridien was the only public client of CCMG and the Audit Committee believed it appropriate to move to a firm with broader expertise and experience in the auditing of public companies and compliance with current SEC reporting requirements and Sarbanes-Oxley regulations.
Malone & Bailey, P.C. have audited our financial statements for the year ended December 31, 2006. There have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
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
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during this period , that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B OTHER INFORMATION
There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors and Executive Officers . The position(s) held by each of our executive officers and Directors as of March 6, 2007 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Name	Age	Position
Russell D. Van Zandt	65	Chairman of the Board of Directors/Chief Financial Officer

Rene A. Gareau	64	Vice Chairman of the Board of Directors/Corporate Secretary

Sheldon C. Fenton	55	President and CEO/ Director

Alfred A. Ritter	63	Director

Richard Klein	62	Director
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
Mr. Van Zandt retired as President and CEO of Ela Medical in Plymouth, MN as of May 2003. Ela Medical is a manufacturer and marketer of pacemakers and implantable defibrillators. He is now a consultant to Veridien and Life Recovery Systems, as well as other companies. Previously Mr. Van Zandt had been a corporate Vice President at Datascope Corp., a NASDAQ listed company engaged in the health care and medical device products industry. On behalf of Datascope Corp., he had alternately headed two divisions as President. From 1996 to 1998, he was President of the Intervascular, Inc. Division, which manufactures and markets vascular grafts and patches on a worldwide basis. From July 1992 through September 1996 he was President of the Cardiac Assist Division which manufactures and markets intra-aortic balloon pumps and catheters. From November 1969 until August 1992, Mr. Van Zandt worked with C.R. Bard, Inc., a health care and medical device company listed on the New York Stock Exchange. He started as personnel director at a division level and rose through the company’s ranks to reach, in 1992, the position of President of Bard Vascular Systems Division.
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
Mr. Fenton is also an officer and director of Dunvegan Mortgage Corporation, a company which has been a lender to the Company, in various capacities since 1995.
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
RICHARD KLEIN was named to the Board of Directors on June 23, 2004. Mr. Klein is a Co-Founder, Chairman, and Chief Executive Officer of Mycosol, Inc., a development-stage chemical and pharmaceutical company. He is a 34-year veteran of the healthcare industry, having served in a general management capacity at both large and small (early-stage) companies. From July 1998 through the sale of his company in December 2002, Mr. Klein was President, CEO, and a member of the Board of Directors of ArgoMed, Inc., a company whose thermotherapy technology was used to treat diseases of the prostate. Between January 1993 and June 1998, Mr. Klein held several executive positions – President, Chief Operating Officer, Executive Vice President, and Director – of Angiosonics, Inc., a therapeutic ultrasound company. Previously, Mr. Klein was Vice President and General Manager of the Edward Weck Company, a surgical instrument and implant subsidiary of Bristol-Myers Squibb. Mr. Klein also served as an executive with C.R. Bard, Inc., for 14 years, ten as President of the Bard Medsystems Division, a recognized leader in drug delivery systems. During his career, Mr. Klein has led some significant product development efforts and market introductions, including: balloon angioplasty, patient-controlled analgesia (PCA), the Mini-Infuser and “Smart” Pump delivery systems, minimally invasive surgery (laparoscopy), endometrial and prostatic ablation by thermotherapy, and ultrasound thrombus ablation. He holds both a BS and an MS in Engineering from Northeastern University, an MBA from Babson College, and was the subject of a Harvard Case Study on intrapreneurs – i.e., entrepreneurs who work in large companies – which was featured in a 1988 business text, General Managers In Action, by Francis Joseph Agular. He also holds numerous patents, issued or pending, in medical devices and chemical compounds/applications.

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
Compliance with Section 16(A) of The Exchange Act
All of our officers, directors and beneficial owners were in compliance with Section 16(A) during fiscal year 2006.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors
Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2006 there were two telephonic formal meetings of the Board of Directors. All current directors attended both meetings. During the year there were numerous management meetings with various configurations of Board Members present.
Compensation of Management
The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

				Other Annual
Name & Principal Position	Year	Salary	Bonus	Compensation
Sheldon Fenton, CEO(1)	2004	0	0	0
	2005	0	0	0
	2006	0	0	0
Russell Van Zandt, CFO(2)	2004	$30,000	0	$17,053
	2005	$30,000	0	$17,150
	2006	$30,000	0	$16,700

[1]	Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director) charges the Company an annual management fee of $120,000 at the rate of $30,000 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2006 these fees remain unpaid in the amount of $90,000 and are included in accounts payable – related party.

[2]	During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors. This Agreement has been renewed annually. The Agreement calls for $30,000 annually in cash payment for services and 100,000 common shares per quarter. Other Compensation in the above table represents the fair market value of the quarterly awarded common shares, at the time earned. In June 2005 Mr. Van Zandt took on the added responsibilities as Chief Financial Officer of the Company.
CODE OF ETHICS
The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:
1.	The management of the Company is limited to four (4) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 5, 2007, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 5, 2007, there were 257,650,248 shares issued and outstanding of record, as well as 19,472,318 shares issuable in the event of the conversion of the $409,000 of Convertible Debentures outstanding and the $207,331 of interest thereon as of December 31, 2006.

		Percentage as of
	Shares of Common Stock	3/05/07 [1]
Sheldon C. Fenton 160 Eglinton Ave E, #500 Toronto, Ontario Canada M4P 3B5	174,297,402[2]	42.6%

Dunvegan Mortgage Corporation 222 Delaware Ave, PO Box 2306 Wilmington, DE 19899	173,914,402[2,3]	42.5%

Rene A. Gareau 602 Sarasota Quay Sarasota, FL 34236	125,000	0.05%

Russell D. Van Zandt 100 Beach Dr. NE, #1002 St. Petersburg, FL 33701	1,991,560	0.77%

Alfred A. Ritter Rua Baronessa DeBeck 130 Malveira Da Serra 2755-153 Alcabideche, Portugal	0	0

Richard Klein 107 Marseille Place Cary, NC 27511	2,700,000	1.05%

Margreat, Inc. 149 Dunvegan Rd. Toronto, Ontario Canada M5P 1M5	14,869,998[4]	5.5%

Lexxec Corporation 145 Dunvegan Rd. Toronto, Ontario Canada M5P 2N8	16,802,984[5]	6.2%

Allen Greenspoon 60 High Park Drive Dundas, Ontario Canada L9H 6G7	17,232,842[6]	6.4%

Sarasota Retail Investments, Inc. 138 East Central Avenue Howey-In-The-Hills, FL 34737	18,515,460[7]	6.7%

Mineola Holdings Corporation c/o Corporation Trust Company 1209 Orange Street Wilmington, DE 19801-1120	13,112,642[8]	5.0%

All Directors and Officers as a Group (5 persons)	179,113,962	43.8%

[1]	Based on 257,650,248 common shares (‘shares’) issued and outstanding as of March 5, 2007 and assuming conversion of all of the Debentures and Preferred Shares, held by the specified Investor, into common shares

(which number is added to the denominator for the purposes of calculating that Investor’s percentage ownership).

[2]	Includes Mr. Fenton’s direct ownership of 383,000 shares and indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director. Also includes (i) 7,895,888 shares obtainable on the conversion of 27,608 Series 2006-A Preferred Shares owned by Dunvegan Mortgage Corporation; and (ii) 143,685,500 shares obtainable on the conversion of 574,742 Series 2006-B Preferred Shares owned by Dunvegan Mortgage Corporation. For information purposes only, does not include holdings of his adult son including (i) 6,882,634 shares; (ii) 1,676,532 shares obtainable on the conversion of 5,862 Series 2006-A Preferred Shares; or (iii) 3,992,755 shares issuable in the event of conversion of the $60,000 of Convertible Debentures (principal) and $39,779 of interest thereon as of December 31, 2006; in which Mr. Fenton disclaims any beneficial ownership. For information purposes only, does not include holdings of his adult daughter including (i) 7,441,704 shares; (ii) 1,713,500 shares obtainable on the conversion of 6,854 Series 2006-B Preferred Shares; or (iii) 2,812,244 shares issuable in the event of conversion of the $50,000 of Convertible Debentures (principal) and $34,367 of interest thereon as of December 31, 2006; in which Mr. Fenton disclaims any beneficial ownership.

[3]	Includes (i) 7,895,888 shares obtainable on the conversion of 27,608 Series 2006-A Preferred Shares owned by Dunvegan Mortgage Corporation; and (ii) 143,685,500 shares obtainable on the conversion of 574,742 Series 2006-B Preferred Shares owned by Dunvegan Mortgage Corporation

[4]	Includes 14,869,998 shares obtainable on the conversion of 51,993 Series 2006-A Preferred Shares owned by Margreat, Inc. Marilyn Fenton, wife of Sheldon Fenton, owns Margreat, Inc.. Mr. Fenton disclaims any beneficial ownership of Margreat, Inc.’s holdings.

[5]	Includes 14,569,984 shares obtainable on the conversion of 50,944 Series 2006-A Preferred Shares owned by Lexxec Corporation.

[6]	Includes (i) 2,075,502 shares obtainable on the conversion of 7,257 Series 2006-A Preferred Shares; (ii) 5,523,000 shares obtainable on the conversion of 22,092 Series 2006-B Preferred Shares; and (iii) 3,056,656 shares issuable in the event of conversion of the $80,000 of Convertible Debentures (principal) and $16,591 of interest thereon as of December 31, 2006.

[7]	Includes: (i) 10,684,960 shares obtainable on the conversion of 37,360 Series 2006-A Preferred Shares; and (ii) 7,830,500 shares obtainable on the conversion of 31,322 Series 2006-B Preferred Shares.

[8]	Includes 2,854,000 shares obtainable on the conversion of 11,416 Series 2006-B Preferred Shares owned by Mineola Holdings Corporation.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
DUNVEGAN MORTGAGE CORPORATION
Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company’s President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company. As a result of those transactions, as of December 31, 2006, Dunvegan Mortgage Corporation holds 22,333,014 shares of our Common Stock; 27,608 shares of 2006-A Preferred Stock; and 574,742 shares of 2006-B Preferred Stock.
In 1995 the Company entered into a Loan and Security Agreement with Dunvegan Mortgage Corporation, a company of which Sheldon Fenton is an officer and director. On October 5, 1998 Dunvegan Mortgage Corporation assigned their interest in the balance of the Loan and Security Agreement (and conversion entitlements thereunder) to a group of companies, some of which have as their officers or directors siblings of Mr. Fenton. The remaining principal balance of the Loan and Security Agreement was converted into stock (by the current holders) during the fourth quarter of 2006. Neither Mr. Fenton nor Dunvegan Mortgage Corporation have had any further interest in the Loan and Security Agreement since October 5, 1998 and disclaim any beneficial interest therein.

TANLON MANAGEMENT SERVICES, INC.
During fiscal years from 1999-2006 we utilized the services of Tanlon Management Services, Inc., a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each year from 1999 to 2006 (except for 2001 during which $90,000 was expensed due to a waiver of fees for the 4th quarter of that year). These fees are intended to cover the salaries and costs of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. In addition to the accrued indebtedness for services, the Company owes Tanlon additional monies for expenses advanced on Veridien’s behalf for Veridien related travel, courier/express deliveries, and telephone costs. During May 2006 $266,032 of these fees and expenses remained unpaid and Tanlon assigned these monies to Dunvegan Mortgage Corporation, who agreed to transfer these monies to a 3 year convertible debenture. This debenture was exchanged for 2006-B Preferred Stock by Dunvegan under the Plan for Financial Reorganization and Recapitalization (November 2006) and these shares are included in Dunvegan’s disclosed holdings above.
At December 31, 2006 these fees and expenses for 2006 remain unpaid in the amount of $93,406 and are included in accounts payable – related party.
MARGREAT, INC.
During 2005 and 2006 we borrowed money in the form of short term loans from Margreat, Inc. a company which has as its senior officer and director the wife of Sheldon Fenton, our President and CEO. Some of these loans were repaid as cashflow allowed and $501,000 were converted into Convertible Debentures in May 2006. Short term loans from Margreat total $145,000 at December 31, 2006, are due on demand and accrue interest at 8% per annum.
RUSSELL VAN ZANDT
During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors of the Company. Under this agreement, Mr. Van Zandt provided one-half of this time in consulting services to Veridien for the period from October 1, 2003 to December 31, 2004. He was compensated via a payment of $ 2,500 per month, a grant of 100,000 restricted shares per quarter (beginning in 2004) and sales commissions of 10% (to a maximum of $100,000) on new business generated for the Company by his direct efforts. The Board has since authorized the renewal of this Agreement on an annual basis. In June 2005 Mr. Van Zandt was appointed as the Company’s Chief Financial Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index
No.	Description of Exhibit

* 3.1	Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated June 4, 1991

* 3.2	Restated Certificate of Incorporation of VCT Acquisitions II, Inc. – Dated September 13, 1991

* 3.3	Certificate of Amendment of Restated Certificate of Incorporation – November 6, 1991

* 3.4	Bylaws of Veridien Corporation – 1998 as amended to date

* 3.5	Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock – Dated September 11, 1998

* 3.6	Certificate of Designation – Dated April 3, 1995

* 3.7	Certificate of Amendment to the Certificate of Incorporation – Dated February 16, 1996

* 3.8	Certificate of Amendment of Restated Certificate of Incorporation

* 3.9	Certificate of Amendment of Certificate of Incorporation — Dated May 27, 2002

3.10	Certificate of Designation for 2006-A Series of Convertible Redeemable Preferred Stock – dated November 7, 2006

3.11	Certificate of Designation for 2006-B Series of Convertible Redeemable Preferred Stock – dated November 7, 2006

3.12	Certificate of Designation for 2006-C Series of Convertible Redeemable Preferred Stock – dated November 7, 2006

3.13	Certificate of Amendment of Certificate of Incorporation – dated December 22, 2006

* 4.1	Debenture Sample

* 4.2	General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.3	Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.4	General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. – Dated October 19, 1995

* 4.5	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – Series I – Dated October 19, 1995

* 4.6	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation – Series II – Dated October 19, 1995

* 4.7	Warrant to purchase Common Stock Series I and Series II – Dated December 12, 1995

* 4.8	Common Stock Purchase Warrant: $0.135 per share – Dated June 10, 1998

* 10.1	Building Lease

* 10.2	Canadian Licensing Agreement – Dated February 28, 1998

Exhibit Index
No.	Description of Exhibit

* 10.3	Contract Fill and Sub-lease with Horizon Pharmaceuticals, Inc. – Dated August 1, 1998

* 10.4	Trademark – Virahol

* 10.5	Trademark – Viraguard

* 10.6	Trademark – Viragel

* 10.7	Trademark – Vira- CD7

* 10.8	Australian Patent No. 667,930/Sterihol

* 10.9	Australian Patent No. 628,932/Virahol

* 10.10	Canadian Patent No. 1,337,329/Virahol

* 10.11	Mexican Patent No. 185,884/Virahol

* 10.12	U.K. Patent No. 2,294,639/Virahol

* 10.13	U.K. Patent No. 2,245,171/Virahol

* 10.14	U.S. Patent No. 5,405,602/Sterihol

* 10.15	U.S. Patent No. 5,145,663/Virahol

* 10.16	U.S. Patent No. 5,441,723/Virahol

* 10.17	U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical Sterilant

* 10.18	New Zealand Patent No. 269,419/Virahol

* 10.19	Employment Agreement with Paul Simmons

* 10.20	Employment Agreement with Andrew T. Libby, Jr.

* 10.21	Norpak Manufacturing Inc. Agreement

* 10.22	Consulting Agreement with Kenneth J. Chester

* 10.23	Option Agreement re: Purchase of SunSwipe, Inc.

* 10.24	Consulting Agreement with Robert P. Belling

* 10.25	Scott R. Dotson Agreement

* 10.26	Trademark – Veridien

* 10.27	Australian Patent No. 695,346/Virahol (DSII)

* 10.28	U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

* 10.29	U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

* 10.30	U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

* 10.31	U.S. Patent No. 5,985,929/Cold Chemical Sterilant

* 10.32	Canadian Patent No. 2,166,810/Virahol (DSII)

* 10.33	Trademark and Design – Viraguard

* 10.34	Employees & Consultants Compensation and Stock Option Plan

* 10.35	Consulting Agreement with Russell Van Zandt

Exhibit Index
No.	Description of Exhibit

* 10.36	Agreement with Mycosol, Inc.

* 10.37	Investment Agreement – Mineola Holdings Corporation, Veridien Corporation & Mycosol, Inc

* 16.1	Carter, Cartier, Melby and Guarino Letter (re: 8K filed at time of Change in Auditors)

* 21.1	Subsidiaries

* 21.2	Subsidiaries (as of December 31, 2000)

* 21.3	Subsidiaries (as of December 31, 2001)

* 21.4	Subsidiaries (as of December 31, 2002)

* 21.5	Subsidiaries (as of December 31, 2003)

* 21.6	Subsidiaries (as of December 31, 2004)

* 21.7	Subsidiaries (as of December 31, 2005)

21.8	Subsidiaries (as of December 31, 2006)

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit previously filed.
Reports on Form 8-K
There were 6 reports on Form 8-K filed in 2006:

Date	Items	Description
May 30, 2006	2.03 & 3.02	Off Balance Sheet Obligation & Unregistered Sale of Equity Securities

July 24, 2006	2.03 & 3.02	Acquisition of Assets & Unregistered Sale of Equity Securities

August 15, 2006	7.01 & 9.01	Press Release

August 17, 2006	3.02	Unregistered Sale of Equity Securities

November 13, 2006	3.03, 5.03, 8.01 & 9.01	Plan of Financial Reorganization and Recapitalization, Amendment to Articles of Incorporation & Material modification to Rights of Security Holders

November 15, 2006	7.01 & 9.01	Press Release
No reports contained any financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
On April 27, 2005 we retained Malone & Bailey, P.C. to act as our principal accountants. Our previous auditors, Carter, Cartier, Melby & Guarino, C.P.A.s, P.A. had been the company’s principal accountants from 1997 to 2004.
AUDIT FEES
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings were: 2006-$ 70,857 and 2005 — $64,555.
AUDIT-RELATED FEES
In connection with an inspection (which began in October 2004) by the Public Company Accounting Oversight Board of our (then) auditors Carter, Cartier, Melby & Guarino, C.P.A.’s, P.A. (“CCMG”), the Company discovered errors in the accounting for transactions in the 2003 fiscal period. These corrections were quantified by the Company in March 2005 through consultation with external accounting professionals and resulted in an additional loss of $177,837 to the 2003 net loss. The Restated financials were included in the Company’s Form 10KSB filed March 31, 2005.
The external accounting professionals we used were Malone & Bailey, P.C., who were recommended to us by our securities counsel. We paid them $ 5,310 in 2005 for the assistance they provided to us in quantifying the 2003 year-end financial restatement, as well as consultation for issues relating to the 2004 audit.
After completion of the 2004 Audit the Company changed auditors from CCMG to Malone & Bailey, P.C..
TAX FEES
The aggregate fees billed for each of the last two fiscal year for professional services rendered by the Company’s principal accountants for tax related items were : 2006 — $ 3,810 and 2005 — $ 1,690. The only services provided under this caption were preparation of the Company’s annual tax return.
ALL OTHER FEES
No other fees were billed in either 2006 or 2005 by the Company’s principal accountants, except those disclosed above.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton,	, President & CEO

Sheldon C. Fenton, President & C.E.O.

Date	March 30, 2007

By	/s/ Russell D. VanZandt	, CFO

Russell D. VanZandt, C.F.O.

Date	March 30, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton

Sheldon C. Fenton, President & C.E.O.

Date	March 30, 2007

By	/s/ Russell D. Van Zandt

Russell D. Van Zandt, C.F.O. and Chairman of the Board of Directors

Date	March 30, 2007

By	/s/ Rene A. Gareau

Rene A. Gareau, Vice Chairman of the Board of Directors

Date	March 30, 2007