Form 10QSB
period 2007-03-31
VERIDIEN CORP
filed 2007-05-15
CIK 1064011

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 257,848,066 shares of common stock, par value $0.001 were outstanding at April 30, 2007.
Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☑

(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

(c)	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

(d)	Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$152,753	$185,656
Marketable securities	38,045	37,476
Accounts receivable, net of allowance of $44,548 and $86,077	536,340	620,145
Inventory	496,163	499,700
Prepaid expenses and other current assets	52,982	77,420

Total current assets	1,276,283	1,420,397

Property and equipment, net of accumulated depreciation of $426,523 and $425,286	36,309	35,970

Other assets:
Patents, net of accumulated amortization of $517,575 and $516,298, respectively	417,185	410,136
Goodwill	907,451	905,516
Security deposits	8,283	8,283

Total Assets:	$2,645,511	$2,780,302

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets – Continued
(Unaudited)
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable	$66,956	$92,325
Notes payable – related party	-0-	145,000
Current portion of convertible debentures, net of debt Discount of $6,187 and $7,071 at March 31, 2007, and December 31, 2006	202,813	201,929
Current portion of convertible debentures – related party	275,000	150,000
Accounts payable	556,545	632,161
Accounts payable – related party	145,554	93,406
Accrued liabilities	146,451	195,975
Accrued liabilities – related party	118,406	125,183

Total current liabilities:	1,511,725	1,635,979

Long term liabilities:
Convertible debentures	50,000	50,000

Total liabilities:	1,561,725	1,685,979

Minority interest	45,843	100,790

Shareholders’ equity:
Series 2006-A preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at March 31, 2007 and December 31, 2006	201	201
Series 2006-B preferred stock, $.001 par value, 1,200,000 authorized, and 955,801 and 943,746 issued and outstanding at March 31, 2007 and December 31, 2006 respectively	956	944
Series 2006-C preferred stock, $.001 par value, 0 authorized, and 0 issued and outstanding at March 31, 2007 and December 31, 2006	-0-	-0-
Common stock — $.001 par value; 800,000,000 shares authorized, and 257,848,066 and 253,840,560 issued and outstanding at March 31, 2007 and December 31, 2006	257,848	253,841
Cumulative foreign exchange adjustment	(26,443)	(25,757)
Additional paid-in capital	41,620,752	41,335,741
Accumulated deficit	(40,571,437)	(37,756,791)
Current period profit (loss)	(243,934)	(2,814,646)

Total shareholders’ equity:	1,037,943	993,533

Total Liabilities and Shareholders’ Equity:	$2,645,511	$2,780,302

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended,
	March 31, 2007	March 31, 2006
Revenue	$587,468	$155,123

Operating costs and expenses:
Cost of revenue	418,264	87,986
General, selling, and administrative	301,341	203,785
Research and development	151,199	118,243

	870,804	410,014

Other income (expense):
Interest expense	(21,396)	(155,975)
Unrealized gain (loss) on marketable securities	568	(116,234)
Interest income	3,348	1,126
Dividend income	-0-	125,914

	(17,480)	(145,169)

Net loss before minority interest	(300,816)	(400,060)

Minority interest in Mycosol loss	56,882	52,788

Net loss	$(243,934)	$(347,272)

Deemed dividend on preferred stock	$(38,750)	-0-

Net loss attributable to common shareholders	$(282,684)	$(347,272)

Net loss attributable to common shareholders per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	256,446,291	228,326,190

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(243,934)	$(347,272)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	3,606	3,550
Amortization of debt discount associated with BCF	884	884
Non cash dividends	-0-	(125,914)
Unrealized (gains) loss on marketable securities	(568)	116,234
Stock issuances for services	7,965	6,500
Minority interest	(56,882)	(52,788)
Changes in
Accounts receivable	83,805	185,651
Inventory	3,537	(33,512)
Prepaid expenses and other current assets	(24,438)	12,956
Accounts payable – third party	(75,616)	(72,037)
Accounts payable – related party	52,148	33,982
Accrued expenses – third party	(25,231)	28,810
Accrued expenses – related party	28,186	100,391

Net cash (used) by operating activities:	(246,538)	(142,565)

Cash flow from investing activities:
Purchase of property and equipment	(2,668)	—
Increase in patents	(8,326)	(22,161)
Increase in security deposits	-0-	(389)

Net cash (used) by investing activities:	(10,994)	(22,550)

Cash flow from financing activities:
Proceeds from convertible debentures	-0-	50,000
Proceeds from preferred stock issuances	250,000	-0-
Proceeds from notes payable – related party	-0-	141,000
Payments on notes payable – third party	(25,371)	(20,386)

Net cash provided by financing activities:	224,629	170,614

Net increase/(decrease) in cash	(32,903)	5,499
Cash at beginning of quarter	185,656	115,493

Cash at end of quarter	$152,753	$120,992

Non-cash investing and financing activities:
Conversion of debt to convertible debenture	$125,000	-0-
Conversion of convertible debentures to common stock	-0-	$113,489
Conversion of preferred stock to common stock	$152,388	-0-
Conversion of debt to preferred stock	$20,000	-0-
Payment of accrued interest with Mycosol warrants	-0-	$222,360
Purchase of Mycosol interest with 6,000,000 shares of Veridien common stock	-0-	$300,000
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2007
The accompanying consolidated financial statements of Veridien Corporation at March 31, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.
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
During the three months ended March 31, 2007 and 2006, Veridien had no stock option issuances.
Note B – Consolidation of Mycosol
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
During 2006 Veridien invested $362,000 in Mycosol through subscription to Mycosol’s Preference Share Offering; receiving 362,000 Preferred A Shares and 135,750 Common Share

Note B – Consolidation of Mycosol — Continued
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
During first quarter 2007 Veridien holdings in Mycosol include (i) 1,875,000 Preferred A Shares (convertible into Mycosol common shares); (ii) 687,500 Common Shares; and (iii) 452,251 Common Share Warrants to purchase Mycosol common stock at an exercise price of $ 0.01 per share. Veridien’s ownership interest in Mycosol at March 31, 2007 and December 31, 2006 is 55.41% and 55.18%, respectively.
Note C – Marketable Securities
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
During 2006 Veridien received stock dividends based on its holdings of HQNT shares; equal to (i) 359,754 common shares of Healthnostics Inc. (HNST), and (ii) 359,753 common shares of Standard Holdings Group Ltd. (SNDH); and in 2005 equal to 71,951 common shares of SNDH.
At March 31, 2007 and December 31, 2006 Veridien held 719,507 shares HQNT, 370,495 shares of HNSO (note the symbol was changed from HNST to HNSO on March 15, 2007) and 431,404 shares of SNDH at their net fair market value of $38,045 and $37,476, respectively.
Note D – Convertible Debentures
In first quarter 2007 and 2006, the Company received $0 and $50,000, respectively of proceeds from the sale of convertible debentures. Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to January 2009. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion prices for the debentures range from $.02 to $.10 per share.
In first quarter 2007 the Company issued a Convertible Debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.04 per share.

Note D – Convertible Debentures — Continued
The Company analyzed these instruments for derivative accounting and beneficial conversion feature consideration under SFAS 133 and EITF 00-27 and determined that both are not applicable.
Note E – Preferred Stock
In first quarter 2007, the Company received $250,000 of cash proceeds from the sale of 25,000 shares of series 2006 – B Preferred Stock. In first quarter 2007 the Company issued 2,000 Preferred Shares series 2006 – B for extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000.
In first quarter 2007 the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,938, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04 per share.
At December 31, 2006, there were 200,607 Series A preferred stock and 943,746 Series B preferred stock issued and outstanding.
Note F – Deemed Dividend
At March 31, 2007 and December 31, 2006 the Company recorded deemed dividends on preferred stock at $38,750 and $1,159,378 respectively. These deemed dividends are the result of conversions outside of the original terms of the respective subscription agreements and the intrinsic value of newly issued stock.
Note G – Subsequent Event
On May 8, 2007 Mr. Kenneth C. Cancellara agreed to join Veridien as an officer of the Company in the role of Executive Chairman of Veridien. Veridien entered into an Agreement with Kenneth Cancellara and his consulting company, Lexxec Corporation for the provision of management services to Veridien Corporation. Compensation shall be in the form of a salary of $175,000 per year plus a bonus of 3% of revenues over $5.833 million. This bonus is capped at the lesser of 10% of EBITA or $875,000. The parties have agreed that cash payment of salary and bonus will be contingent on the Company having sufficient working capital and cash available to make said payments; if cash payment is not available then salary and bonus shall be accrued and may be (i) taken in cash when cash/working capital is available in the Company; or (ii) taken in stock at market rate; or (iii) applied as payment towards exercise price of options. The term of the contract is 3 years. In each of the 3 years of the contract, 2,500,000 options will be given to Mr. Cancellara. The vesting of these options will be contingent on Mr. Cancellara continuing to provide consulting services to Veridien. The options will all expire on April 1, 2012 and the options granted for the first year of the contract will have an exercise price of $ 0.06 per share, with a $0.10 per share exercise price for options vested in subsequent years.
On May 8, 2007 Mr. Cancellara also agreed to join the Board of Directors of Veridien.
On May 8, 2007 Veridien came to an agreement with Mr. Sheldon Fenton and his consulting company Reserve Investments Corporation regarding compensation for provision of management services to Veridien. Since Mr. Fenton assumed the role as President and C.E.O. of

Note G – Subsequent Event — Continued
Veridien in June 1998 he has never drawn a salary or received options for his services. Under the terms of the agreement, compensation shall be in the form of a salary of $175,000 per year plus a bonus of 3% of revenues over $5.833 million. This bonus is capped at the lesser of 10% of EBITA and $875,000. The parties have agreed that cash payment of Salary and Bonus will be contingent on the company having sufficient working capital and cash available to make said payments; if cash payment is not available then salary and bonus shall be accrued and may be (i) taken in cash when cash/working capital is available in the company; or (ii) taken in stock at market rate; or (iii) applied as payment towards exercise price of options. The term of the contract is 3 years. In each of the 3 years of the contract, 2,500,000 Options will be given to Mr. Fenton. The vesting of these options will be contingent on Mr. Fenton continuing to provide consulting services to Veridien. The options will all expire on April 1, 2012 and the options granted for the first year of the contract will have an exercise price of $0.06 per share, with a $0.10 per share exercise price for options vested in subsequent years.
On May 8, 2007 Veridien entered into an Agreement with Lexxec Corporation for the acquisition of 49.9% of Santius LifeSciences and the option to acquire the balance of 50.1% ownership under certain terms and conditions. Lexxec Corporation is owned by Kenneth C. Cancellara, Executive Chairman of Veridien Corporation.
Sanitus LifeSciences has the objective of undertaking a pharmaceutical undertaking in respect of locating, in-licensing or acquiring pharmaceutical products for distribution in some of the emerging world markets, including but not limited to Russia, China, India and Brazil. Mr. Cancellara is the CEO and President of this company.
Veridien acquired its 49.9% interest for:
(a)	an initial purchase price of 25 million common share warrants. These warrants vest immediately and have a term of 5 years. The exercise price for 14.2 million of the warrants is $0.06 per share and the exercise price for 10.8 million of the warrants is $0.10 per share;

(b)	additional purchase price of $ 1.071 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into initial product transaction(s) with a NPV of not less than U.S. $6 million (as determined by an independent appraiser); and

(c)	additional purchase price of $ 1.214 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into additional product transaction(s) with a NPV of not less than U.S. $13 million (as determined by an independent appraiser).
Veridien shall have the option of issuing Lexxec 25,000,000 common shares in exchange for the cancellation of all of the warrants and additional purchase price obligations as described under (a), (b) & (c) above.
Veridien has agreed, that so long as Veridien has the option to purchase the balance of the ownership of Santius (to 100%), to loan Santius up to $125,000 per annum for operating expenses and Veridien will provide Santius with office facilities. The value of these accommodations, together with the operating loan balance will be reimbursed to Veridien out of the first net revenues generated by Santius.

Veridien has the option to acquire the remaining 50.1% of Santius from Lexxec, on the following basis:
o	If the Veridien stock price has met or exceeded $0.50 per share for a period of 30 consecutive days, the consideration shall be 40 million Veridien common shares;
otherwise
o	the consideration will be $20 million; to be satisfied at Lexxec’s unilateral option by the payment of (i) $20 million cash, or (ii) Veridien common shares with a then current market value of $20 million
This option shall be exercised or will expire on the earlier of (a) 36 months from the contract date; or (b) on the 10th day following Veridien’s stock price having met or exceeded $0.50 per share for a period of 30 consecutive days. Nevertheless, the option shall not expire before April 15, 2008.

Item 2. Management’s Discussion and Analysis
First Quarter — March 31, 2007 Compared with March 31, 2006
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2007 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our consolidated statements also include the accounts of Mycosol, Inc. As of March 31, 2007 our investment interest in Mycosol is 55.41%.
The Company has incurred losses since its inception. At March 31, 2007, the Company had an accumulated deficit of $40,815,371. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations
First Quarter ended March 31, 2007 vs. First Quarter ended March 31, 2006

	First Quarter		Percentage of
	March 31		Gross Revenue
	2007	2006	2007	2006
Revenue	$587,468	$155,123	100%	100%
Cost of Revenue	418,264	87,986	71%	57%
Gross Profit	169,204	67,137	29%	43%

Operating Expenses:
General, Selling & Administrative	301,341	203,785	51%	131%
Research & Development	23,633	27,229	4%	18%
Research & Development — Mycosol	127,566	91,014	22%	59%
Other Income (Expense) Net	(17,480)	(145,169)	(3)%	(94)%
Net loss before minority interest	(300,816)	(400,060)	(51)%	(258)%
Minority interest in Mycosol loss	56,882	52,788	10%	34%
Net loss	$(243,934)	$(347,272)	(42)%	(224)%
Deemed dividend on preferred stock	$(38,750)	-0-)	(7)%	0%
Net loss attributable to common shareholders	$(282,684)	$(347,272)	(48)%	(224)%
Consolidated gross income for first quarter 2007 increased by $309,221 or 110% to $591,384 compared with $282,163 in first quarter 2006.
•	Gross revenue from product sales increased for first quarter 2007 by $432,345 or 279% to $587,468 compared with $155,123 in first quarter 2006. The increase in sales can be attributed to growing sales to a large multinational customer and ongoing efforts in the medical and dental markets. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks.

•	Interest income for first quarter 2007 increased by $2,222 or 197% to $3,348 compared with $1,126 in first quarter 2006. The increase in interest income is attributed to a higher balance earning interest at higher interest rates at the bank over the same period in the prior year.

•	Dividend income for first quarter 2007 decreased by $125,914 or 100% to $0 compared with $125,914 in first quarter 2006. Dividend income in first quarter 2006 is attributed to receipt of 359,753 shares of Standard Holdings Group LTD (SNDH) in first quarter 2006. These shares were distributed as a dividend based on holdings of H-Quotient, Inc. (HQNT) stock as of December 30, 2005.

Consolidated gross expenses for first quarter 2007 increased by $209,977 or 31% to $892,200 compared with $682,223 in first quarter 2006.
•	The cost of goods sold from products sales for first quarter 2007 increased by $330,278 or 375% to $418,264 compared with $87,986 in first quarter 2006. This can be attributed to an increase in product sales of 279% for the same period. The cost of goods ratio as a percentage of product sales was 71% in first quarter 2007 compared to 57% in first quarter 2006. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Although the costs of isopropyl alcohol and freight surcharges being levied due to the increasing costs of oil has decreased margins, the Company continues to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products.

•	General, selling, and administrative expenses for first quarter 2007 increased by $97,556 or 48% to $301,341 compared with $203,785 in first quarter 2006. Increases that affected general and administrative expenses were associated with (1) professional public company, legal, consulting and accounting fees for first quarter 2007 that increased by 19% to $54,190 compared with $45,401 in first quarter 2006; (2) insurance fees for first quarter 2007 that increased by 6% to $23,298 compared with $21,927 in first quarter 2006; (3) rent expense for first quarter 2007 that increased by 385% to $27,240 compared with $5,619 in first quarter 2006; and (4) sales and marketing expenses for first quarter 2007 that increased by 151% to $173,459 compared with $69,062 in first quarter 2006.

•	Research and development expenses for first quarter 2007 increased by $32,956 or 28% to $151,199 compared with $118,243 in first quarter 2006. This represents $23,633 for the Company and $127,566 from consolidation of expenses for Mycosol, Inc. with respect to their development of their nine patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During first quarter 2007, the Company recorded an unrealized gain in the amount of $568 which reflects an increase in the fair market value of 370,495 Healthnostics, Inc. (HNSO) common shares from $.008 to $.027, net of decline in the fair market value of 431,404 Standard Holdings Group LTD (SNDH) common shares from $.08 to $.065 at March 31, 2007. At March 31, 2007 Veridien held 719,507 shares HQNT, 370,495 shares of HNSO (note the symbol was changed from HNST to HNSO on March 15, 2007) and 431,404 shares of SNDH at their net fair market value of $38,045. During first quarter 2006, the Company recorded an unrealized loss in the amount of $116,234 which reflects the decline in the fair market value of 719,507 HQNT common shares from $.17 to $.09, a decline in the fair market value of 10,741 Healthnostics, Inc. (HNST) common shares from $.125 to $.07, and a decline in the fair market value of 431,404 Standard Holdings Group LTD (SNDH) common shares from $.24 to $.19 at March 31, 2006. At March 31, 2006 Veridien held 719,507 shares HQNT, 10,741 shares of HNST and 431,404 shares of SNDH at their net fair market value of $147,474.

•	Interest expense for first quarter 2007 decreased by $134,579 or 86% to $21,396 compared with $155,975 in first quarter 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006.

•	Net income (losses) decreased to a net (loss) before Minority interest in Mycosol to ($300,816) for first quarter 2007 from a net (loss) of ($400,060) for first quarter 2006. Net income (losses) decreased to a net (loss) after Minority interest in Mycosol to ($243,934) for first quarter 2007 from a net (loss) of ($347,272) for first quarter 2006. Net Income (loss) attributable to common shareholders as March 31, 2007 was ($282,684) due to a deemed dividend of $38,750 on preferred shares issued and preferred shares converted during 2007.
Liquidity and Working Capital
Historically, our principal source of funds for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2007 and March 31, 2006 we had working capital deficits of approximately $235,442 and $3,647,184 respectively. Our independent registered public accountants stated in their report on the 2006 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.
•	During the first quarter we issued 27,000 Preferred Shares Series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000.

•	During the first quarter the holders of 14,945 Preferred Shares of Series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,937.53, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.

•	During the first quarter, 65,000 common shares were issued under the Company’s S8 Registration Statement to two employees in recognition of past performance. The average effective price per share was $0.041.

•	During the three months ended March 31, 2007, 32,818 common shares were issued under the company’s S8 Registration Statement to an employee under the terms of their employment contract. The average effective price per share was $0.046.

•	During the three months ended March 31, 2007, 100,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.038.

•	During the first quarter we issued a convertible debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.04 per share.

•	During the three months ended March 31, 2007, accounts receivable decreased by $83,805 to $536,340 from $620,145 at December 31, 2006. This decrease can be attributed to collected receivables that were due in early January 2007.

•	During the three months ended March 31, 2007, inventory decreased by $3,537 to $496,163 compared with $499,700 at December 31, 2006.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 8, 2007, we have cash of approximately $275,415 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 360 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
Inventory – we evaluate impairment for slow-moving items by analyzing recent historical activity for each item in our inventory and compare with our own forecasts of what is likely to sell in the near future. We write off currently all items which we deem from our analysis to be effectively obsolete or which are expired.
Marketable securities –our marketable securities consist of our holdings Standard Holdings Group Inc. (SNDH) and Healthnostics Inc. (HNSO) stock. Both are ‘pink-sheet’ companies (non-reporting). This stock was received by the company as dividends on our H. Quotient, Inc. (HQNT) stock [delisted – previously a ‘pink-sheet’ company (non-reporting)]. We classify our investment in these stocks as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stocks’ trading price on the day of the transaction. At each period-end, we mark the stocks’ carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
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
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended March 31, 2007:
Preferred Stock
During the first quarter we issued 27,000 Preferred Shares series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000. Third party, unrelated, accredited investors purchased these shares. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
Common Stock
During the first quarter the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,938 into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04. This issuance is considered exempt from registration by reason of 3(a)(9) of the Securities Act.
At March 31, 2007, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
Convertible Securities
On March 30, 2007 we issued a convertible debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture was issued to a related party, carries an interest rate of 8% and has a term of 1 year. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.04. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended March 31, 2007 the Company did not repurchase any of its equity securities.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Report on Form 8-K
A.	Exhibits

(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
During the first quarter of 2007 there was 1 report on Form 8-K issued by the Company on January 16, 2007 (with an amendment filed the same day) with disclosures under (i) Item 2.02 – Results of Operations and Financial Condition; and (ii) Item 9.01 — Financial Statements and Exhibits.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date: May 15, 2007	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date: May 15, 2007	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer& Chairman