Form 10QSB
period 2007-06-30
VERIDIEN CORP
filed 2007-08-14
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 262,081,764 shares of common stock, par value $0.001 were outstanding at July 23, 2007.
Transitional Small Business Disclosure Format (check one):
Yes ☐       No ☑

Pages
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis	11
Item 3. Controls and Procedures	20
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	23
EX-3.14 CERTIFICATE OF TERMINATION (OF PREVIOUSLY DESIGNATED PREFERRED STOCK)
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I FINANCIAL INFORMATION
Item 1.
Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$364,366	$185,656
Marketable Securities	26,049	37,476
Accounts receivable, net of allowance of $35,096 and $86,077	230,858	620,145
Inventory	526,737	499,700
Prepaid expenses and other current assets	31,624	77,420

Total current assets:	1,179,634	1,420,397

Property and equipment, net of accumulated depreciation of $430,161 and $425,286	34,646	35,970

Other assets:
Patents, net of accumulated amortization of of $518,853 and $516,298	430,329	410,136
Goodwill	1,082,399	905,516
Security deposits	5,695	8,283

Total Assets:	$2,732,703	$2,780,302

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	June 30, 2007	December 31, 2006
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable	$34,102	$92,325
Notes payable – related party	-0-	145,000
Current portion of convertible debentures, net of debt discount of $5,303 and $7,071 at June 30, 2007 and December 31, 2006	203,697	201,929
Current portion of convertible debentures – related party	275,000	150,000
Accounts payable	301,927	632,161
Accounts payable – related party	253,338	93,406
Accrued liabilities	151,663	195,975
Accrued liabilities – related party	119,304	125,183

Total current liabilities	1,339,031	1,635,979
Long-term liabilities:
Convertible debentures	50,000	50,000

Total liabilities:	1,389,031	1,685,979

Minority interest	91,137	100,790
Shareholders’ equity:
Series 2006-A preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at June 30, 2007 and December 31, 2006	201	201
Series 2006-B preferred stock , $.001 par value, 1,200,000 authorized, and 993,722 and 943,746 issued and outstanding at June 30, 2007 and December 31, 2006	994	944
Series 2006-C preferred stock, $.001 par value, 0 authorized, and 0 issued and outstanding at June 30 ,2007 and December 31, 2006	-0-	-0-
Common Stock — $.001 par value; 800,000,000 shares authorized, 262,081,764 and 253,840,560 issued and outstanding at June 30, 2007 and December 31, 2006	262,082	253,841
Cumulative foreign exchange adjustment	(16,833)	(25,757)
Additional paid-in capital	42,775,538	41,335,741
Accumulated deficit	(40,571,437)	(37,756,791)
Current period profit (loss)	(1,198,010)	(2,814,646)

Total shareholders’ equity:	1,252,535	993,533

Total Liabilities and Shareholders’Equity:	$2,732,703	$2,780,302

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue	$680,120	$265,054	$1,267,631	$420,177

Operating costs and expenses:
Cost of revenue	449,945	155,618	869,727	243,604
General, selling, and administrative	1,006,841	249,364	1,312,973	453,149
Research and development	193,247	131,558	344,415	249,801

	1,650,033	536,540	2,527,115	946,554

Other income (expense):
Interest expense	(23,035)	(167,252)	(44,431)	(323,227)
Unrealized gain (loss) on investments	(11,996)	(42,045)	(11,427)	(158,279)
Interest income	2,449	1,435	5,797	2,561
Dividend income	-0-	-0-	-0-	125,914

	(32,582)	(207,862)	(50,061)	(353,031)

Net income (loss) before minority interest	(1,002,495)	(479,348)	(1,309,545)	(879,408)

Minority interest in Mycosol loss	54,654	56,520	111,535	109,308

Net income (loss)	$(947,841)	$(422,828)	$(1,198,010)	$(770,100)

Deemed dividend on Preferred Stock	(57,875)	-0-	(96,625)	-0-

Net (Loss) Attributable to Common Shareholders	$(1,005,716)	$(422,828)	$(1,294,635)	$(770,100)

Weighted average Common shares outstanding — basic and diluted	261,955,513	229,484,344	259,200,902	228,905,267
Net loss attributable to Common shareholders per share — basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,198,010)	$(770,100)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	6,919	7,104
Non cash Expense of Fair Market Value of Warrants Issued	606,490	0
Amortization of debt discount associated with BCF	1,768	2,601
Non cash dividends	6,883	(125,914)
Unrealized (gain) loss on marketable securities	11,427	158,279
Stock issuances for services	14,715	32,850
Minority interest	(111,535)	(109,308)
Changes in operating assets and liabilities:
Accounts receivable	389,287	133,295
Inventory	(27,037)	(10,520)
Prepaid expenses and other current assets	55,229	34,467
Customer deposits	-0-	(15,966)
Accounts payable – third party	(330,234)	7,814
Accounts payable – related party	159,932	-0-
Accrued expenses – third party	(44,312)	83,669
Accrued expenses – related party	(5,879)	188,190

Net cash provided (used) by operating activities:	(464,357)	(383,539)
Cash flow from investing activities:
Purchase of property and equipment	(3,550)	(318)
Purchase of additional interest in Mycosol	(25,000)	-0-
Increase in patents	(22,748)	(53,147)
Decrease in security deposits	2,588	(3,789)

Net cash used by investing activities:	(48,710)	(57,254)
Cash flow from financing activities:
Proceeds from convertible debentures	-0-	270,000
Proceeds from preferred stock issuances	750,000	-0-
Proceeds from notes payable – related party	100,000	271,000
Payments on notes payable – third party	(58,223)	(42,224)
Payments on notes payable – related party	(100,000)	(30,000)

Net cash provided by financing activities:	691,777	468,776
Net increase/(decrease) in cash	178,710	27,983
Cash at beginning of year	185,656	115,493

Cash at end of quarter	$364,366	$143,476

Non-cash investing and financing activities:
Conversion of debt to convertible debentures	$125,000	-0-
Conversion of convertible debentures to common stock	-0-	$50,000
Conversion of debt to convertible debentures	-0-	$1,127,032
Conversion of preferred stock to common stock	$277,123	-0-
Conversion of debt to preferred stock	$20,000	-0-
Issuance of common shares for additional Mycosol interest	$50,000	-0-
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2007
The accompanying consolidated financial statements of Veridien Corporation at June 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.
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
During the six months ended June 30, 2007 the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008; with the options fair value totaling $34,714. Of this amount, $12,897 was recorded during the second quarter as consulting expense and $21,817 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the second quarter the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b] 2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009; with the options fair value totaling $128,887 for each of the two parties. Of this amount, for each party, $58,145 was recorded during the second quarter as management compensation expense and $ 70,742 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the second quarter, 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10. For accounting treatment see Note B.
No stock options were issued during the first six months of 2006.
Note B – Consolidation of Variable Interest Entities
Mycosol, Inc.
Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
As of June 30, 2007 and June 30, 2006 Veridien owned 64.39% and 43.18% of Mycosol respectively. Veridien is considered the primary beneficiary as it stands to absorb the majority of Mycosol’s expected losses as the other equity owners have insufficient capital invested to absorb the expected losses. Veridien consolidates the operations of Mycosol consistent with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
During the second quarter 2007 925,926 common shares were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol Preferred A shares and 18,750 Mycosol common share warrants.
At June 30, 2007 Veridien’s holdings in Mycosol include (i) 2,263,500 Preferred A Shares (convertible into Mycosol common shares): and (ii) 1,285,438 Common Shares. Veridien’s ownership interest in Mycosol at June 30, 2007 and December 31, 2006 is 64.39% and 55.18%, respectively.
Santius Lifesciences, Inc.
On May 8, 2007 Veridien entered into an Agreement with Lexxec Corporation for the acquisition of 49.9% of Santius LifeSciences and the option to acquire the balance of 50.1% ownership under certain terms and conditions. Lexxec Corporation is owned by Kenneth C. Cancellara, Executive Chairman of Veridien Corporation.
Santius LifeSciences has the objective of undertaking a pharmaceutical undertaking in respect of locating, in-licensing or acquiring pharmaceutical products for distribution in some of the emerging world markets, including but not limited to Russia, China, India and Brazil. Mr. Cancellara is the CEO and President of this company.

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

(c)	additional purchase price of $ 1.214 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into additional product transaction(s) with a NPV of not less than U.S.$13 million (as determined by an independent appraiser).
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
The Santius acquisition has been accounted for as additional compensation to Mr. Cancellara for joining Veridien and Santius’ statements will be consolidated with Veridien for accounting purposes. The 25,000,000 Veridien common share warrants issued in payment of the initial purchase price had a fair value totaling $461,047 which was fully expensed during the second quarter 2007. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends. During the second quarter of 2007 $4,408 of Research and Development expenses were recorded on Veridien’s Consolidated statements. This represents 100% of the Santius’ expenses since there is no significant equity value in Santius to consider any minority interest.
Note C – Marketable Securities
During the first six months of 2006 Veridien received stock dividends based on its holdings of H-Quotient Inc. (HQNT) shares; equal to (i)359,754 common shares of Healthnostics Inc. (HNSO), and (ii) 359,753 common shares of Standard Holdings Group Ltd. (SNDH). No dividends were received during the first six months of 2007.

At June 30, 2007 and December 31, 2006 Veridien held 719,507 shares HQNT, 370,495 shares HNSO (note the symbol was changed from HNST to HNSO on March 15, 2007) and 431,404 shares of SNDH at their net fair market value of $26,049 and $37,476, respectively.
Note D – Convertible Debentures
During the first six months of 2007 and 2006, the Company received $-0- and $270,000, respectively of proceeds from the sale of convertible debentures. During the first quarter 2007 the Company issued a Convertible Debenture for extinguishment of Notes Payable-Related Party (cash proceeds already received by the Company) of $125,000. This debenture carries an interest rate of 8%, and has a 1-year term and a conversion rate of $0.04 per share. During the first quarter 2006 the Company also issued an additional three convertible debentures for extinguishments of debt for two Note Payables totaling $861,000 and for one Accounts Payable of $266,032.
Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to June 2009.
Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion prices for the debentures range from $.02 to $.10 per share.
Note E – Preferred Stock
During the second quarter 2007 we issued 50,000 Preferred Shares series 2006-B for cash proceeds of $500,000. During the second quarter 2007 the holders of 12,079 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $3,945.81 into 3,118,395 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
During the first quarter 2007 we issued 27,000 Preferred Shares series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000. During the first quarter 2007 the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,937.53, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
At June 30, 2007 and December 31, 2006, there were 200,607 Series A Preferred Stock and 993,722 Series B Preferred Stock issued and outstanding and 200,607 Series A Preferred Stock and
943,746 Series B Preferred Stock issued and outstanding, respectively.
Note F – Deemed Dividend
During the first six months of 2007 and 2006 the Company recorded deemed dividends on preferred stock at $96,625 and $0, respectively. These deemed dividends are the result of the intrinsic value of newly issued stock.

Item 2. Management’s Discussion and Analysis
First Quarter – June 30, 2007 Compared with June 30, 2006
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2007 for the three months and six months ended June 30, 2007 and June 30, 2006, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of June 30, 2007 our investment interest in Mycosol is 64.39%.
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
The Company has incurred losses since its incorporation. At June 30, 2007, the Company had an accumulated deficit of $41,769,447. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations
Second Quarter ended June 30, 2007 vs. Second Quarter ended June 30, 2006

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2007	2006	2007	2006
Revenue	$680,120	$265,054	100%	100%
Cost of Revenue	449,945	155,618	66%	59%

Gross Profit	230,175	109,436	34%	41%

Operating Expenses:
General, Selling & Administrative	1,006,841	249,364	148%	94%
Research & Development	193,247	131,558	28%	50%

Loss from Operations	(969,913)	(271,486)	(143)%	(102)%
Other Expense Net	(32,582)	(207,862)	(5)%	(78)%

Net Loss Before Minority Interest	(1,002,495)	(479,348)	(147)%	(181)%
Minority Interest	54,654	56,520	8%	21%

Net Loss	(947,841)	(422,828)	(139)%	(160)%
Deemed Dividend on Preferred Stock	$(57,875)	-0-	(9)%	0%

Net Loss Attributable to Common Shareholders	$(1,005,716)	$(422,828)	(148)%	(160)%
Second Quarter — June 30, 2007 Compared with June 30, 2006
Consolidated gross income (operating and non-operating) for second quarter 2007 increased by $416,080 or 156%, to $682,569 compared with $266,489 in second quarter 2006.
•	Gross revenue from product sales increased for second quarter 2007 by $415,066, or 157%, to $680,120 compared with $265,054 in second quarter 2006. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for second quarter 2007 increased by $1,014 or 71% to $2,449 compared with $1,435 in second quarter 2006.
Consolidated gross expenses for second quarter 2007 increased by $939,227, or 126%, to $1,685,064 compared with $745,837 in second quarter 2006.
•	The cost of goods sold from product sales for second quarter 2007 increased by $294,327 or 189% to $449,945 compared with $155,618 in second quarter 2006. The cost of goods ratio as a percentage of product sales was 66% in second quarter 2007 compared to 59% in second quarter 2006. The increase in the ratio of the cost of goods sold from product sales as a percentage of sales revenue resulted primarily from a product mix during second quarter 2007 with lowered margins. Profit margins for product sales were at 34% and 41%, respectively for second quarter 2007 and second quarter 2006.

•	General, selling, and administrative expenses for second quarter 2007 increased by $757,477 or 304% to $1,006.841 compared with $249,364 during the same period of 2006. Increases that affected general and administrative costs were associated with selling expenses which increased for second quarter 2007 by 22% to $91,797 compared with $75,191 in second quarter 2006. This increase is attributable to an increase in sales consulting personnel. Additional increases in general and administrative costs were associated with public company expenses for second quarter 2007 the increase in this category increased by 51% to $10,223 compared with $6,753 in second quarter 2006. This increase is attributable to the increased costs associated with public reporting. Additional increases that affected general and administrative costs were associated with professional management compensation expenses which increased for second quarter 2007 by 100% to $87,500 compared with $-0- in second quarter 2006. Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for second quarter 2007 that decreased by 10% to $57,215 compared with $63,456 in second quarter 2006. Equity based compensation expenses increased for second quarter 2007 by 100% to $598,362 compared with $-0- in second quarter 2006. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. They are attributable (i) $21,025 for options issued to third party consultants; (ii) $116,290 for options issued under the new compensation packages for Sheldon Fenton and Kenneth Cancellara; and (iii) $461,047 for the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc.(see Note A & B).

•	Research and development expenses for second quarter 2007 increased by $61,689, or 47% to $193,247 compared with $131,558 in second quarter 2006. This represents $35,361 for the Company, $4,408 for Santius Lifesciences Inc. and $153,478 from the consolidation of expenses for Mycosol, Inc. for the second quarter 2007 compared to $32,085 for the Company and $99,473 from the consolidation of expenses for the VIE – Mycosol, Inc. for the second quarter of 2006. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for second quarter 2007 decreased by $144,217, or 86% to $23,035 compared with $167,252 in second quarter 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006. Also the Company expensed $884 in convertible debenture discount per Black Scholes calculations in second quarter 2007 compared to $1,717 in second quarter 2006. .

•	During second quarter 2007 the Company recorded an unrealized loss in the amount of $11,996 which reflects a decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares (note the symbol was changed from HNST to HNSO on March 15, 2007) from March 31, 2007 at $.027 to $.015 at June 30, 2007; and a decline in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.065 at March 31, 2007 to $.048 at June 30, 2007. During second quarter 2006 the Company recorded an unrealized loss in the amount of $42,045 which reflects the decline in the FMV of 719,507 HQNT shares from March 31, 2006 at $.09 to $.05 at June 30, 2006; a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from March 31, 2006 at $.07 to $.04 at June 30, 2006; and a decrease in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.19 at March 31, 2006 to $.16 at June 30, 2006.

•	Net (loss) increased to a net loss before Minority interest in Mycosol to ($1,002,495) for second quarter 2007 from a net loss of ($479,348) in second quarter 2006. Net (loss) increased to a net loss after Minority interest in Mycosol to ($947,841) for second quarter 2007 from a net loss of ($422,828) in second quarter 2006. Net (loss) attributable to common shareholders as of second quarter 2007 was ($1,005,716) due to a deemed dividend of $57,875 on preferred shares issued and preferred shares converted during 2007. There were no deemed dividend in 2006 during this same period.

Six Months ended June 30, 2007 vs. Six Months ended June 30, 2006

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2007	2006	2007	2006
Revenue	$1,267,631	$420,177	100%	100%
Cost of Goods Sold	869,727	243,604	69%	58%

Gross Profit	397,904	176,573	31%	42%

Operating Expenses:
General, Selling & Administrative	1,312,973	453,149	104%	108%
Research & Development	344,415	249,801	27%	59%

Loss from Operations	(1,259,484)	(526,377)	(99)%	(125)%
Other Expense Net	(50,061)	(353,031)	(4)%	(84)%

Net Loss Before Minority Interest	(1,309,545)	(879,408)	(103)%	(209)%
Minority Interest	111,535	109,308	9%	26%

Net Loss	(1,198,010)	(770,100)	(95)%	(183)%
Deemed Dividend on Preferred Stock	$(96,625)	-0-	(8)%	0%

Net Loss Attributable to Common Shareholders	$(1,294,635)	$(770,100)	(102)%	(183)%
Six-months ended June 30, 2007 Compared with Six Months Prior Year ended June 30, 2006
Consolidated gross income (operating and non-operating) for the six months ended June 30, 2007 increased by $724,776, or 132% to $1,273,428 compared with $548,652 during the same period of 2006.
•	Gross revenue from product sales increased for the first six months of 2007 by $847,454, or 202%, to $1,267,631 compared with $420,177 in 2006. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	During the first six months of 2007 the Company recorded an unrealized loss in the amount of $11,427 which reflects an increase in the FMV of 370,495 HNS0 shares (note the symbol was changed from HNST to HNSO on March 15, 2007) from December 31, 2006 at $.008 to $.015 at June 30, 2007 and a decline in the FMV of 431,404 SNDH shares from December 31, 2006 at $.08 to $.0475 at June 30, 2007. During the first six months of 2006 the Company recorded an unrealized loss in the amount of $158,279 which reflects the decline in the FMV of 719,507 HQNT shares from December 31, 2005 at $.17 to $.05 at June 30, 2006; and a decline in the FMV of 10,741 HNST shares from December 31, 2005 at $.125 to $.04 at June 30, 2006 and a decline in the FMV of 431,404 SNDH shares from December 31, 2005 at $.24 to $.16 at June 30, 2006.

•	Interest income for the first six months of 2007 increased by $3,236, or 126% to $5,797 compared with $2,561 during the same period of 2006.

•	Dividend income for second quarter 2007 decreased by $125,914, or 100% to $-0- compared with $125,914 in second quarter 2006. The Company received -0- common shares of Standard Holdings Group (SNDH) as a dividend during the first six months of 2007 and 359,753 common shares of Standard Global Holdings Group (SNDH) as a dividend during the first six months of 2006.
Consolidated gross expenses for the first six months of 2007 increased by $1,154,913 or 81%, to $2,582,973 compared with $1,428,060 during the same period of 2006.
•	The cost of goods sold from product sales for the six months ended June 30, 2007 increased by $626,123 or 257% to $869,727 compared with $243,604 during the same period of 2006. The cost of goods ratio as a percentage of product sales was 69% during the six months ended June 30, 2007 compared to 58% in the same period 2006. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Profit margins for product sales were at 31% and 42%, respectively for year-to date 2007 and year-to-date 2006.

•	General, selling, and administrative expenses for six months ended June 30, 2007 increased by $859,824 or 190% to $1,312,913 compared with $453,149 during the same period of 2006. Increases that affected general and administrative costs were associated with selling expenses which increased for six months ended June 30, 2007 by 96% to $273,776 compared with $139,581 in the same period 2006. This increase is attributable to an increase in sales consulting personnel. Additional increases in general and administrative costs were associated with public company expenses for six months ended June 30, 2007 the increase in this category increased by 48% to $17,628 compared with $11,936 in the same period 2006. This increase is attributable to the increased costs associated with public reporting. Additional increases that affected general and administrative costs were associated with professional management compensation expenses which increased for six months ended June 30, 2007 by 100% to $87,500 compared with $-0- in the same period 2006. Equity based compensation expenses increased for six months ended June 30, 2007 by 100% to $606,490 compared with $-0- in the same period 2006. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. They are attributable (i) $29,153 for options issued to third party consultants; (ii) $116,290 options issued under the new compensation packages for Sheldon Fenton and Kenneth Cancellara; and (iii) $461,047 the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc.(see Note A & B).

•	Research and development expenses for the first six months of 2007 increased by $94,614, or 38% to $344,415 compared with $249,801 during the same period of 2006. This represents $58,963 for the Company, $4,408 for Santius Lifesciences Inc. and $281,044 consolidation of expenses for Mycosol, Inc. for the first six months of 2007 and $59,314 for the Company and $190,487 consolidation of expenses for the VIE – Mycosol, Inc for the same period of 2006. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for the first six months of 2007 decreased by $278,796, or 86% to $44,431 compared with $323,227 during the same period of 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006. Also the Company expensed $1,768 in convertible debenture discount per Black Scholes calculations in the first six months of 2007 compared to $2,601 in the same period 2006.

Net (loss) increased to a net loss before Minority interest in Mycosol to ($1,309,545) for the first six months of 2007 from a net loss of ($879,408) in the same period of 2006. Net (loss) increased to a net loss after Minority interest in Mycosol to ($1,198,010) for the first six months of 2007 from a net loss of ($770,100) in the same period of 2006. Net (loss) attributable to common shareholders as of the first six months of 2007 was ($1,294,635) due to deemed dividend of $96,625 on preferred shares issued and preferred shares converted in 2007. There were no deemed dividend in 2006 during this same period.

Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30, 2007 and June 30, 2006 we had working capital deficits of approximately $159,397 and $5,135,110 respectively. Our independent registered public accountants stated in their report on the 2006 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.
•	During the second quarter we issued 50,000 Preferred Shares series 2006-B for cash proceeds of $500,000.
•	During the first quarter we issued 27,000 Preferred Shares series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000.
•	During the second quarter the holders of 12,079 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $3,945.81 into 3,118,395 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
•	During the first quarter the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,937.53, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
•	During the second quarter 925,926 common shares were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol Preferred A shares and 18,750 Mycosol common share warrants.
•	During the second quarter, 89,377 common shares were issued to two employees as part of their compensation package. The average effective price per share was $0.036.
•	During the six months ended June 30, 2007 200,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.037.
•	During the second quarter the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008.
•	During the second quarter the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b]

2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009.
•	During the second quarter the 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10.
•	During the first quarter, 65,000 common shares were issued under the company’s S8 Registration Statement to two employees in recognition of past performance. The average effective price per share was $0.041.
•	During the three months ended March 31, 2007, 32,818 common shares were issued under the company’s S8 Registration Statement an employee under the terms of their employment contract. The average effective price per share was $0.046.
•	During the first quarter we issued a convertible debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.04.
•	During the six months ended June 30, 2007, accounts receivable decreased by $389,287 to $230,858 from $620,145 at December 31, 2006. This decrease can be attributed to to an increase in collected accounts from December 31, 2006.
•	During the six months ended June 30, 2007, inventory increased by $27,037 to $526,737 compared with $499,700 at December 31, 2006.
•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
•	As of August 3, 2007, we have cash of approximately $358,448 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.
•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.

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
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended June 30, 2007:

Preferred Stock

During the second quarter we issued 50,000 Preferred Shares series 2006-B for cash proceeds of $500,000. Third party, unrelated, accredited investors purchased these shares. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Common Stock

During the second quarter the holders of 12,079 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $3,945.81, into 3,118,395 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04. This issuance is considered exempt from registration by reason of 3(a)(9) of the Securities Act.

At June 30, 2007, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the second quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

At June 30, 2007, two employees were entitled to the issuance of 89,377 common shares as part of their respective compensation packages. These shares were accounted for in the second quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

During the second quarter 925,926 common shares were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol common shares and 18,750 Mycosol common share warrants. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

Options and Warrants

During the second quarter the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

During the second quarter the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b] 2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
During the second quarter the 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended June 30, 2007 the Company did not repurchase any of its equity securities.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits and Report on Form 8-K
     A. Exhibits
(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(e)	Exhibit 3.14 — Certificate of Termination (of Previously Designated Preferred Stock)
     B. Report on Form 8-K
During the second quarter of 2007 there were 3 reports on Form 8-K issued by the Company:
i.	May 9, 2007
a.	Item 1.01 Entry into a Material Definitive Agreement

b.	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

c.	Item 9.01 Financial Statements and Exhibits
ii.	May 24, 2007
a.	Item 1.01 Entry into a Material Definitive Agreement

b.	Item 9.01 Financial Statements and Exhibits
iii.	June 18, 2007
a.	Item 5.03 Amendments to Articles of Incorporation or Bylaws

b.	Item 9.01 Financial Statements and Exhibits

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date: August 14, 2007	By	/s/ Sheldon C. Fenton

Sheldon C. Fenton
Chief Executive Officer

Date: August 14, 2007	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman