Form 10QSB
period 2007-09-30
VERIDIEN CORP
filed 2007-11-14
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 262,222,448 shares of common stock, par value $0.001 were outstanding at November 1, 2007.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2007	December 31, 2006
Current assets:
Cash	$174,847	$185,656
Marketable securities	24,230	37,476
Accounts receivable, net of allowance of $25,868 and $86,077	173,427	620,145
Inventory	586,072	499,700
Prepaid expenses and other current assets	49,792	77,420

Total current assets:	1,008,368	1,420,397

Property and equipment, net of accumulated depreciation of $432,670 and $425,286	33,305	35,970

Other assets:
Patents, net of accumulated amortization of $520,131 and $516,298	507,545	410,136
Goodwill	1,142,285	905,516
Security deposits	5,695	8,283

Total Assets:	$2,697,198	$2,780,302

See accompanying summary of accounting policies and notes to financial statements.

\

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	September	December
Liabilities and Shareholders’ Equity	30, 2007	31, 2006
Current liabilities:
Notes payable	$57,119	$92,325
Notes payable — related party	-0-	145,000
Current portion of convertible debentures, net of debt discount of $4,419 and $7,071 at September 30, 2007 and December 31, 2006	204,581	201,929
Current portion of convertible debentures — related party	275,000	150,000
Accounts payable	349,035	632,161
Accounts payable — related party	414,031	93,406
Accrued liabilities	162,812	195,975
Accrued liabilities — related party	128,350	125,183

Total current liabilities:	1,590,928	1,635,979

Long-term liabilities:
Convertible debentures	50,000	50,000

Total liabilities:	1,640,928	1,685,979

Minority interest	111,298	100,790
Shareholders’ equity:
Series 2006-A preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at September 30, 2007 and December 31, 2006	201	201

Series 2006-B preferred stock, $.001 par value, 1,200,000 authorized, and 993,722 and 943,746 issued and outstanding at September 30, 2007 and December 31, 2006	994	944

Series 2006-C preferred stock, $.001 par value, 0 authorized, and 0 issued and outstanding at September 30 ,2007 and December 31, 2006	-0-	-0-

Common Stock — $.001 par value; 800,000,000 shares authorized, 262,222,448 and 253,840,560 issued and outstanding at September 30, 2007 and December 31, 2006	262,222	253,841
Cumulative foreign exchange adjustment	-0-	(25,757)
Additional paid-in capital	42,813,402	41,335,741
Accumulated deficit	(40,571,437)	(37,756,791)
Current period profit (loss)	(1,560,410)	(2,814,646)

Total shareholders’ equity:	944,972	993,533

Total Liabilities and Shareholders’ Equity:	$2,697,198	$2,780,302

See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Month Periods ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$341,560	$461,517	$1,609,191	$881,694

Operating costs and expenses:
Cost of revenue	159,052	355,204	1,028,778	598,808
General, selling, and administrative	404,909	264,254	1,717,882	717,403
Research and development	161,747	110,726	506,163	360,527

	725,708	730,184	3,252,823	1,676,738

Other income (expense):
Interest expense	(18,615)	(181,445)	(63,046)	(504,672)
Unrealized gain (loss) on investments	(1,820)	(54,890)	(13,247)	(213,169)
Interest income	2,457	2,534	8,254	5,095
Dividend income	-0-	-0-	-0-	125,914

	(17,978)	(233,801)	(68,039)	(586,832)

Net income (loss) before minority interest	(402,126)	(502,468)	(1,711,671)	(1,381,876)

Minority interest in Mycosol loss	39,726	38,914	151,261	148,222

Net income (loss)	$(362,400)	$(463,554)	$(1,560,410)	$(1,233,654)

Deemed dividend on preferred stock	-0-	-0-	(96,625)	-0-
Net (loss) attributable to common shareholders	$(362,400)	$(463,554)	$(1,657,035)	$(1,233,654)
Weighted average common shares outstanding – basic and diluted	262,128,659	239,748,419	260,176,821	232,315,664
Net loss attributable to common shareholders per share – basic and diluted	$-0-	$-0-	$(.01)	$(.01)
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,560,410)	$(1,233,654)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	11,217	10,666
Non-cash expense fair market value of warrants issued	639,594	-0-
Amortization of debt discount associated with BCF	2,652	4,318
Non-cash dividends	6,883	(125,914)
Unrealized (gain) loss on marketable securities	13,247	213,169
Stock issued for services	19,615	25,320
Minority interest in Mycosol	(151,261)	(148,222)
Changes in operating assets and liabilities:
Accounts receivable	446,718	(53,858)
Inventory	(86,372)	(191,622)
Prepaid expenses and other current assets	27,628	(37,275)
Customer deposits	-0-	(15,966)
Accounts payable – third party	(283,126)	28,841
Accounts payable – related party	320,625	99,181
Accrued expenses – third party	(31,993)	180,639
Accrued expenses – related party	3,167	318,153

Net cash provided (used) by operating activities:	(621,816)	(926,224)

Cash flow from investing activities:
Purchase of property and equipment	(4,719)	(319)
Purchase of additional interest in Mycosol	(25,000)	-0-
Increase in patents	(101,242)	(63,375)
Decrease in security deposits	2,588	(3,789)

Net cash used by investing activities:	(128,373)	(67,483)

Cash flow from financing activities:
Proceeds from convertible debentures	-0-	780,000
Proceeds from preferred stock issuances	750,000	-0-
Proceeds on notes payable – third party	29,130	24,944
Proceeds on notes payable – related party	100,000	458,000
Payments on notes payable – third party	(65,507)	(47,567)
Payments on notes payable – related party	(100,000)	(72,000)

Net cash provided by financing activities:	713,623	1,143,377

Net effect of exchange rates on cash	25,757	(25,757)
Net increase/(decrease) in cash	(10,809)	123,913
Cash at beginning of year	185,656	115,493

Cash at end of quarter	$174,847	$239,406

Non-cash investing and financing activities:
Conversion of debt to convertible debentures	$125,000	$1,127,032
Conversion of convertible debentures to common stock	-0-	50,000
Conversion of preferred stock to common stock	277,123	-0-
Conversion of debt to preferred stock	20,000	-0-
Issuance of common shares for additional Mycosol interest	50,000	-0-
Purchase of Mycosol interest with 9,803,992 in 2006	-0-	392,160
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2007
The accompanying consolidated financial statements of Veridien Corporation at September 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.
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
During the nine months ended September 30, 2007 the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008; with the options fair value totaling $34,714. Of this amount, $19,105 was recorded through third quarter 2007 as consulting expense and $15,609 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the nine months ended September 30, 2007 the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b] 2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009; with the options fair value totaling $128,887 for each of the two parties. Of this amount, for each party, $67,529 was recorded through third quarter 2007 as management compensation expense and $61,358 was deferred to recognize

Note A – Stock-Based Compensation – Continued
over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the second quarter 2007, 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10. For accounting treatment see Note B.
No stock options were issued during the first nine months of 2006.
Note B – Consolidation of Variable Interest Entities
Mycosol, Inc.
Effective June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., an unrelated drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
As of September 30, 2007 and December 31, 2006 Veridien owned 65.53% and 55.18% of Mycosol respectively. Veridien is considered the primary beneficiary as it stands to absorb the majority of Mycosol’s expected losses as the other equity owners have insufficient capital invested to absorb the expected losses. Veridien consolidates the operations of Mycosol consistent with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate their interest in a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
During the second quarter 2007, 925,926 common shares valued at $50,000 were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol Preferred A shares and 18,750 Mycosol common share warrants.
During the first and second quarters 2007, Veridien loaned a total of $288,500 to Mycosol. The loans had no stated interest rate and were convertible at Veridien’s option into Preferred A Shares of Mycosol at $1.00 per share and common stock warrants exercisable at $0.001. During the second quarter 2007, Veridien converted all of the outstanding loans into 288,500 shares of Mycosol Preferred A Shares and 108,188 common stock warrants. Veridien also exercised 597,938 common stock warrants for $598.
During the nine months ended September 30, 2007, Veridien purchased 255,200 Preferred A Shares of Mycosol with 95,700 common stock warrants for $230,200.
At September 30, 2007 Veridien’s holdings in Mycosol include (i) 2,445,700 Preferred A Shares (convertible into Mycosol common shares); (ii) 1,285,438 Common Shares; and (iii) 68,325 common share warrants. Veridien’s ownership interest in Mycosol at September 30, 2007 and December 31, 2006 is 65.53% and 55.18%, respectively.
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

Note B – Consolidation of Variable Interest Entities – Continued
Veridien acquired its 49.9% interest for:
a)	an initial purchase price of 25 million common share warrants valued at $461,047 (see below). These warrants vest immediately and have a term of 5 years. The exercise price for 14.2 million of the warrants is $0.06 per share and the exercise price for 10.8 million of the warrants is $0.10 per share;

b)	additional purchase price of $ 1.071 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into initial product transaction(s) with a NPV of not less than U.S. $6 million (as determined by an independent appraiser); and

c)	additional purchase price of $ 1.214 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into additional product transaction(s) with a NPV of not less than U.S.$13 million (as determined by an independent appraiser).
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
The Santius acquisition has been accounted for as additional compensation to Mr. Cancellara for joining Veridien and Santius’ statements will be consolidated with Veridien for accounting purposes. The 25,000,000 Veridien common share warrants issued in payment of the initial purchase price had a fair value totaling $461,047 which was fully expensed during the second quarter 2007. Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends. During the first nine months of 2007 $19,286 of Research and Development expenses were recorded on Veridien’s Consolidated statements. This represents 100% of the Santius’ expenses since there is no significant equity value in Santius to consider any minority interest or goodwill journal entry.
Note C – Marketable Securities
No dividends were received during the first nine months of 2007. During the first nine months of 2006 Veridien received stock dividends based on its holdings of H-Quotient Inc. (HQNT) shares; equal to

Note C – Marketable Securities – Continued
(i)359,754 common shares of Healthnostics Inc. (HNSO), and (ii) 359,753 common shares of Standard Holdings Group Ltd. (SNDH).
At September 30, 2007 and December 31, 2006 Veridien held 719,507 shares HQNT, 370,495 shares HNSO (note the symbol was changed from HNST to HNSO on March 15, 2007) and 431,404 shares of SNDH at their net fair market value of $24,230 and $37,476, respectively.
Note D – Convertible Debentures
During the first nine months of 2007 and 2006, the Company received $-0- and $270,000, respectively of proceeds from the sale of convertible debentures. During the first quarter 2007 the Company issued a Convertible Debenture for extinguishment of Notes Payable-Related Party (cash proceeds already received by the Company) of $125,000. This debenture carries an interest rate of 8%, and has a 1-year term and a conversion rate of $0.04 per share. During the first quarter 2006 the Company also issued an additional three convertible debentures for extinguishments of debt for two Note Payables totaling $861,000 and for one Accounts Payable of $266,032.
Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to January 2009.
Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion prices for the debentures range from $.02 to $.10 per share.
Veridien analyzed these instruments for derivative accounting and beneficial conversion feature consideration under SFAS 133 and EITF 00-27 and determined that both are not applicable.
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
At September 30, 2007 and December 31, 2006, there were 200,607 Series A Preferred Stock and 993,722 Series B Preferred Stock issued and outstanding and 200,607 Series A Preferred Stock and 943,746 Series B Preferred Stock issued and outstanding, respectively.
Note F – Deemed Dividend
During the first nine months of 2007 and 2006 the Company recorded deemed dividends on preferred stock at $96,625 and $0, respectively. These deemed dividends are the result of the intrinsic value of newly issued stock.

Item 2. Management’s Discussion and Analysis
Third Quarter — September 30, 2007 Compared with September 30, 2006
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2007 for the three months and nine months ended September 30, 2007 and 2006, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
During 2004 the Company decided to make a strategic extension of its current focus by partnering with innovative pioneers to pursue development of proprietary technology. To this end, the Company entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While Veridien’s focus is on anti-infectives – killing bacteria, mold, mildew, and viruses – through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials – particularly mold.

We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of September 30, 2007 our investment interest in Mycosol is 65.53%.
The Company has incurred losses since its incorporation. At September 30, 2007, the Company had an accumulated deficit of $42,131,847. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.
Results of Operations
Third Quarter ended September 30, 2007 vs. Third Quarter ended September 30, 2006

	Third Quarter		Percentage of
	September 30,		Net Revenue
	2007	2006	2007	2006

Revenue	$341,560	$461,517	100%	100%
Cost of Revenue	159,052	355,204	47%	77%

Gross Profit	182,508	106,313	53%	23%

Operating Expenses:
General, Selling & Administrative	404,909	264,254	119%	57%
Research & Development	161,747	110,726	47%	24%

Loss from Operations	(384,148)	(268,667)	(112)%	(58)%
Other Expense Net	(17,978)	(233,801)	(5)%	(51)%

Net Loss Before Minority Interest	(402,126)	(502,468)	(118)%	(109)%
Minority Interest	39,726	38,914	12%	8%

Net Loss	(362,400)	(463,554)	(106)%	(100)%
Deemed Dividend on Preferred Stock	-0-	-0-	0%	0%
Net Loss Attributable to Common Shareholders	$(362,400)	$(463,554)	(106)%	(100)%

Third Quarter — September 30, 2007 Compared with September 30, 2006
Consolidated gross revenue (operating and non-operating) for third quarter 2007 decreased by $120,034 or 26%, to $344,017 compared with $464,051 in third quarter 2006.
•	Gross revenue from product sales decreased for third quarter 2007 by $119,957, or 26%, to $341,560 compared with $461,517 in third quarter 2006. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for third quarter 2007 decreased by $77, or 3% to $2,457 compared with $2,534 in third quarter 2006.

Consolidated gross expenses for third quarter 2007 decreased by $220,376, or 23%, to $746,143 compared with $966,519 in third quarter 2006.
•	The cost of goods sold from product sales for third quarter 2007 decreased by $196,152 or 55% to $159,052 compared with $355,204 in third quarter 2006. The cost of goods ratio as a percentage of product sales was 47% in third quarter 2007 compared to 77% in third quarter 2006. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from decreased sales of a product mix with improved margins. Profit margins for product sales were at 53% and 23%, respectively.

•	General, selling, and administrative expenses for third quarter 2007 increased by $140,655 or 53% to $404,909 compared with $264,254 during the third quarter 2006.

Items within the General, Sales and Administrative Costs category that had increases third quarter 2007 compared to third quarter 2006 included:
o	Administrative wages which increased 29% to $49,802 compared with $38,710. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies.

o	Selling expenses which increased by 11% to $94,516 compared with $84,897.

o	Professional management compensation expenses which increased by 100% to $87,500 compared with $-0- . This increase is attributable to compensation packages for Sheldon Fenton and Kenneth Cancellara.

o	Equity based compensation expenses increased by 100% to $33,104 compared with $-0-. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. They are attributable (i) $14,336 for options issued to third party consultants; and (ii) $18,768 for options issued under the new compensation packages for Sheldon Fenton and Kenneth Cancellara. (see Note A & B to the consolidated financial statements).
Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for third quarter 2007 that decreased by 8% to $53,628 compared with $58,255 in third quarter 2006. This decrease is primarily attributable to the combination of decreased costs in legal fees by 73% and an increase in consulting fees of 25%.

•	Research and development expenses for third quarter 2007 increased by $51,021, or 46% to $161,747 compared with $110,726 in third quarter 2006. This represents $31,623 for the Company, $14,878 for Santius Lifesciences Inc. and $115,246 for Mycosol, Inc. for the third quarter 2007 as compared to $25,444 for the Company and $85,282 for Mycosol, Inc. for the same period of 2006. Mycosol, Inc. currently has one issued patent and seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest expense for third quarter 2007 decreased by $162,830, or 90% to $18,615 compared with $181,445 in third quarter 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006. Also the Company expensed $884 in convertible debenture discount per Black Scholes calculations in third quarter 2007 compared to $1,717 in third quarter 2006.

•	During third quarter 2007 the Company recorded an unrealized loss in the amount of $1,820 which reflects a decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares (note the symbol was changed from HNST to HNSO on March 15, 2007) from June 30, 2007 at $.015 to $.013 at September 30, 2007; and a decline in the FMV of 431,404 Standard Global Holding

Group (SNDH) shares of $.048 at June 30, 2007 to $.045 at September 30, 2007. During third quarter 2006 the Company recorded an unrealized loss in the amount of $54,890 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from June 30, 2006 at $.05 to $.01 at September 30, 2006; a decline in the FMV of 431,404 Standard Global Holding Group (SNDH) shares from June 30, 2006 at $.16 to $.10 at September 30, 2006; and a decline in the FMV of 10,741 shares of Healthnostics, Inc. (HNST) shares from June 30, 2006 at $.04 to $.019 at September 30, 2006.

•	Net (loss) decreased to a net loss before Minority interest in Mycosol to ($402,126) for third quarter 2007 from a net loss of ($502,468) in third quarter 2006. Net (loss) decreased to a net loss after Minority interest in Mycosol to ($362,400) for third quarter 2007 from a net loss of ($463,554) in third quarter 2006. Net (loss) attributable to common shareholders as of third quarter 2007 was ($362,400) and ($463,554) in third quarter 2006. There were no deemed dividends in third quarter 2007 and the same period 2006.
Nine Months ended September 30, 2007 vs. Nine Months ended September 30, 2006

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2007	2006	2007	2006

Revenue	$1,609,191	$881,694	100%	100%
Cost of Revenue	1,028,778	598,808	64%	68%

Gross Profit	580,413	282,886	36%	32%

Operating Expenses:
General, Selling & Administrative	1,717,882	717,403	107%	81%
Research & Development	506,163	360,527	31%	41%

Loss from Operations	(1,643,632)	(795,044)	(102)%	(90)%
Other Expense Net	(68,039)	(586,832)	(4)%	(67)%

Net Loss Before Minority Interest	(1,711,671)	(1,381,876)	(106)%	(157)%
Minority Interest	151,261	148,222	9%	17%

Net Loss	(1,560,410)	$(1,233,654)	(97)%	(140)%
Deemed Dividend on Preferred Stock	(96,625)	-0-	(6)%	0%
Net Loss Attributable to Common Shareholders	$(1,657,035)	$(1,233,654)	(103)%	(140)%

Nine-months ended September 30, 2007 Compared with Nine Months Prior Year ended Nine 30, 2006
Consolidated gross revenue (operating and non-operating) for the nine months ended September 30, 2007 increased by $604,742 or 60% to $1,617,445 compared with $1,012,703 during the same period of 2006.
•	Gross revenue from product sales increased for the first nine months of 2007 by $727,497, or 83%, to $1,609,191 compared with $881,694 in 2006. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

•	Interest income for the first nine months of 2007 increased by $3,159 or 62% to $8,254 compared with $5,095 during the same period of 2006. The increase in interest income is attributed to a higher balance earning interest at higher rates at the bank over the same period in the prior year.

•	Dividend income for the first nine months of 2007 decreased by $125,914, or 100% to $-0- compared with $125,914 in the same period of 2006. The Company received 359,753 common shares of Standard Global Holdings Group (SNDH) as a dividend during the first nine months of 2006.
Consolidated gross expenses for the first nine months of 2007 increased by $934,537 or 39%, to $3,329,116 compared with $2,394,579 during the same period of 2006.
•	The cost of goods sold from product sales for the nine months ended September 30, 2007 increased by $429,970 or 72% to $1,028,778 compared with $598,808 during the same period of 2006. The cost of goods ratio as a percentage of product sales was 64% during the nine months ended September 30, 2007 compared to 68% in the same period 2006. The decrease in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from increased sales and sale of a product mix with improved margins. Profit margins for product sales were at 36% and 32%, respectively.

•	General, selling, and administrative expenses for nine months ended September 30, 2007 increased by $1,000,479 or 139% to $1,717,882 compared with $717,403 during the same period of 2006.

Items within the General, Sales and Administrative Costs category that had increases for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 included:
o	Administrative wages which increased by 5% to $125,953 compared with $120,378. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies for the nine months.

o	Public company expenses which increased by 29% to $23,673 compared with $18,306. This increase is mainly attributable to an increase in the amount of fees for outside services year to date.

o	Selling expenses which increased by 65% to $377,362 compared with $229,380. This increase is primarily attributable to the increase in sales consulting services by 99%.

o	Professional management compensation expenses which increased by 100% to $175,000 compared with $-0-. This increase is attributable to compensation packages for Sheldon Fenton and Kenneth Cancellara.

o	Equity based compensation expenses which increased by 100% to $639,594 compared with $-0-. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. They are attributable (i) $43,489 for options issued to third party consultants; (ii) $135,058 for options issued under the new compensation packages for Sheldon Fenton and Kenneth Cancellara; and (iii) $461,047 for the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc.(see Note A & B to the consolidated financial statements).
Decreases that affected general and administrative expenses were associated with professional legal, consulting and accounting fees for nine months ended September 30, 2007 that decreased by 2% to $158,041 compared with $161,928 in the same period 2006. This decrease is primarily attributable to the combination of decreased costs in legal fees by 59% and an increase in consulting fees of 24%.

•	Research and development expenses for the first nine months of 2007 increased by $145,636, or 40% to $506,163 compared with $360,527 during the same period of 2006. This represents $90,587 for the Company, $19,286 for Santius Lifesciences Inc. and $396,290 for Mycosol, Inc. for the first nine months of 2007 and $84,758 for the Company and $275,769 for Mycosol, Inc for the same period of 2006. Mycosol, Inc. currently has one issued patent and seven patents pending. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	During the first nine months of 2007 the Company recorded an unrealized loss in the amount of $13,247 which reflects an increase in the FMV of 370,495 HNS0 shares (note the symbol was changed from HNST to HNSO on March 15, 2007) from December 31, 2006 at $.008 to $.013 at September 30, 2007, offset by a decline in the FMV of 431,404 SNDH shares from December 31, 2006 at $.08 to $.045 at September 30, 2007. During the first nine months 2006 the Company recorded a net unrealized loss in the amount of $213,169 which reflects the decline in the FMV of 719,507 H-Quotient, Inc (HQNT) shares from December 31, 2005 at $.17 to $.01 at September 30, 2006, a decrease in the FMV of 431,404 Standard Global Holding Group (SNDH) shares of $.24 at December 31, 2005 to $.10 at September 30, 2006, and a decline in the FMV of 10,741 Healthnostics, Inc. (HNST) shares from December 31, 2005 at $.125 to $.019 at September 30, 2006.

•	Interest expense for the first nine months of 2007 decreased by $441,626, or 88% to $63,046 compared with $504,672 during the same period of 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006. Also the Company expensed $2,652 in convertible debenture discount per Black Scholes calculations in the first nine months of 2007 compared to $4,318 in the first nine months of 2006.

•	Net (loss) increased to a net loss before Minority interest in Mycosol to ($1,711,671) for the first nine months of 2007 from a net loss of ($1,381,876) in the same period of 2006. Net (loss) increased to a net loss after Minority interest in Mycosol to ($1,560,410) for the first nine months of 2007 from a net loss of ($1,233,654) in the same period of 2006. Net (loss) attributable to common shareholders as of the first nine months of 2007 was ($1,657,035) due to deemed dividends of $96,625 on preferred shares issued and preferred shares converted in 2007. There were no deemed dividends in 2006 during this same period.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30, 2007 and September 30, 2006 we had working capital deficits of approximately $582,560 and $5,145,651 respectively. Our independent registered public accountants stated in their report on the 2006 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.

•	During the nine months ended September 30, 2007 300,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.036.

•	During the three months ended September 30, 2007 an employee, under the terms of their employment contract, earned 40,684 common shares. The average effective price per share was $0.037.

•	During the second quarter we issued 50,000 Preferred Shares series 2006-B for cash proceeds of $500,000.

•	During the first quarter we issued 27,000 Preferred Shares series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable – related Party (cash proceeds already received by the company) of $20,000.

•	During the second quarter the holders of 12,079 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $3,945.81 into 3,118,395 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.

•	During the first quarter the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,937.53, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.

•	During the second quarter 925,926 common shares were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol common shares and 18,750 Mycosol common share warrants.

•	During the second quarter, 89,377 common shares were issued to two employees as part of their compensation package. The average effective price per share was $0.036.

•	During the second quarter the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008.

•	During the second quarter the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b] 2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009.

•	During the second quarter the 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10.

•	During the first quarter, 65,000 common shares were issued under the company’s S8 Registration Statement to two employees in recognition of past performance. The average effective price per share was $0.041.

•	During the three months ended March 31, 2007, 32,818 common shares were issued under the company’s S8 Registration Statement an employee under the terms of their employment contract. The average effective price per share was $0.046.

•	During the first quarter we issued a convertible debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.04.

•	During the nine months ended September 30, 2007, accounts receivable decreased by $446,718 to $173,427 from $620,145 at December 31, 2006. This decrease can be attributed to an increase in collection on large customer accounts in January 2007.

•	During the nine months ended September 30, 2007, inventory increased by $86,372 to $586,072 compared with $499,700 at December 31, 2006. This increase can be attributable to large production schedules in last quarter of 2007.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of November 1, 2007, we have cash of approximately $211,550 and during November and December, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended September 30, 2007:

Common Stock

At September 30, 2007, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the third quarter but not issued until October 3, 2007. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

At September 30, 2007, one employee was entitled to the issuance of 40,684 common shares as part of his compensation package. These shares were accounted for in the third quarter but not issued until October 3, 2007. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended September 30, 2007 the Company did not repurchase any of its equity securities.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 – Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K

During the third quarter of 2007 there were no reports on Form 8-K issued by the Company.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation

(Registrant)

Date: November 14, 2007	By	/s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date: November 14, 2007	By	/s/ Russell Van Zandt

Russell Van Zandt
Chief Financial Officer & Chairman