Form 10KSB
period 2007-12-31
VERIDIEN CORP
filed 2008-03-31
CIK 1064011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Common Stock

(Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State issuer’s revenues for its most recent fiscal year. $2,538,212.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. At the closing price of the common equity as of March 3, 2008 of $0.021, the aggregate market value of voting and non-voting common equity held by non-affiliates is $10,304,836.
As of March 3, 2008 262,549,196 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

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
     VIRAHOL® (now marketed under the brand name of VIRAGUARD®) — A ready-to-use, hard surface disinfectant/cleaner that is a tuberculocide, bactericide, virucide, and fungicide.
     VIRAGEL® (now marketed under the brand name of VIRAGUARD®) — A waterless, antiseptic hand sanitizer to supplement routine hand washing for the family or for the person on the job when no water is available, to sanitize hands or for antiseptic cleansing of hands.

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

Influenza type A-2 (Hong Kong), ATCC#VR544
Adenovirus type 2, ATCC#9533
Tuberculocidal:
Mycobacterium bovis (BCG)
Fungicidal:
Trichophyton mentagrophytes, ATCC #9533
As a result of our 2006 Canadian consumer product launch we were able to complete the notification process with Health Canada with regard to several DIN (Drug Identification Numbers) numbers that had been previously issued to Veridien. The activation of these DIN numbers enables Veridien to continue to sell these products in Canadian markets with no further review or approval being required.
CURRENT FOCUS
Product Development — Veridien continues to create line extensions, new products and new product formats to increase sales. In 2007 Veridien added the following products to its line of Viraguard® Infection Control Products:
•	Viraguard® one liter hand spray refill cartridges

•	Viraguard® one liter hand foam refill cartridges

•	Manual Hand Spray and Hand Foam dispensers

•	Automated Touch Free Hand Spray and Hand Foam dispensers

•	Stainless Steel covers for Hand Spray and Hand Foam dispensers

•	Stainless Steel Lobby Dispensers for Hand Spray and Hand Foams

•	Powder Coated Custom Color Lobby Dispensers

•	Granite / Marble Insert Custom Color Powder Coated Lobby Dispensers
We achieved record sales in 2007 with the continued focus of our sales efforts being our Infection Control products. Our expanded product line now includes:
ANTISEPTICS AND DISPENSERS
•	2oz Antiseptic Hand Spray — Mango, Raspberry, Green Apple, Fresh Scent

•	8 oz Antiseptic Hand Spray — Mango, Raspberry, Green Apple, Fresh Scent

•	One Liter Antiseptic Hand Spray Cartridges for wall mounted dispensers

•	One liter Antiseptic Hand Foam Cartridges for wall mounted dispensers

•	One Gallon Antiseptic Hand Spray refills

•	UX10C Manual Wall Mounted Hand Spray / Foam Dispenser

•	UX10T Automated Wall Mounted Hand Spray / Foam Dispenser

•	UX10T-ss Stainless Steel Automated Hand Spray / Foam Dispenser

•	DS-500 Stainless Steel Lobby Hand Spray / Foam Dispenser

•	DS-500-SV Powder Coated Lobby Hand Spray / Foam Dispenser

•	DS-500-stone Powder Coated Lobby Dispenser with Stone Insert

•	Pandemic Hand Sanitizer Stand

•	20 count Antiseptic Hand Wipes canister

•	160 count Antiseptic Hand Wipes canister

•	12 x 100 count Individually Wrapped Antiseptic Hand Wipes

DISINFECTANTS AND DISPENSERS
•	8 oz Hospital Surface Disinfectant Cleaner and Instrument Pre-soak

•	16 oz Hospital Surface Disinfectant Cleaner and Instrument Pre-soak

•	32 oz Hospital Surface Disinfectant Cleaner and Instrument Pre-soak

•	Gallon Hospital Surface Disinfectant Cleaner and Instrument Pre-soak

•	40 count Hospital Surface Disinfectant Wipes

•	160 count Hospital Surface Disinfectant Wipes

•	65 count XL Heavy Duty Hospital Surface Disinfectant Wipes

•	160 count Textured Heavy Duty Hospital Surface Disinfectant Wipes

•	65 count XL Textured Heavy Duty Hospital Surface Disinfectant Wipes

•	10 x 100 count Medical Instrument Wipes

•	20 x 50 count Telephone, Computer and Office Wipes

•	160 count Toilet Seat Wipes

•	Wall Mounted Toilet Seat Wipe Dispenser

•	Water Cooler Cleaning Kit
Strategic Alliances — We are pursuing strategic alliances with respect to our Viraguard® line of products with a number of groups to further strengthen our Company.
•	DUPONT
Our largest customer, E.I. DuPont de Nemours’ 2007 purchases were 2.5 times its 2006 purchases from us. This following a 38% increase in 2006 over 2005. Since 2002, we have had a Distribution Agreement with DuPont for all Viraguard® products in the United States of America for specific market segments. The current agreement extension runs through June 2009. The Agreement includes certain exclusivity rights for the Emergency Services and Industrial markets. We manufacture and private label the products for Dupont, which they sell under their “Rely On™” brand name.
Dupont has also worked with us in addressing our label claims. In 2003, DuPont and Veridien agreed to test the Virahol® formulation for efficacy on Hepatitis A, B and C in order to create superior kill claims for the Viraguard® product line. Hepatitis outbreaks across North America have increased demand for products with Hepatitis kill claims, particularly in the Healthcare and First Responder markets. As of December 2003, Veridien has received label claim approval representing effectiveness against Hepatitis A, B and C on Viraguard® Disinfectant liquids for Hard Surfaces. Veridien has also drug listed all the Viraguard® Hand Antiseptic products with the FDA, which products reflect effectiveness against Hepatitis A, B and C based on in vitro testing. These new Hepatitis kill claims should provide Veridien and its subregistrants (i.e. Dupont) with a strong competitive advantage.
•	AMERICAN RED CROSS
During 2003 we signed a supply contract with the American Red Cross. Our patented Viraguard® disinfectants and wipes may be used by the Red Cross to meet regulatory requirements concerning the type of hard surface disinfectants used in Red Cross Biomedical Services facilities across America. The products the American Red Cross have contracted for our: Viraguard® Hospital Hard Surface Disinfectant Cleaner and Instrument Presoak, Viraguard® Antiseptic Hand Spray, Viraguard® Hospital Surface Disinfectant Towelettes and Viraguard® Antiseptic Hand Wipes. The Viraguard® products are used for personal hand sanitation, disinfection of clinic surfaces and for maintenance of blood collection equipment. In 2007, we renewed the contract for another year to September 2008, and Veridien participated in Red Cross relief efforts for Hurricane Katrina by obtaining donations to supply Viraguard® Antiseptic Hand Gel to victims displaced by the hurricane and flooding.

•	MEDICAL STRATEGIES
We have engaged the services of Medical Strategies International, a medical marketing and consulting company whose expertise is the development of large scale contracts with Group Purchasing Organizations, Veterans Administration and Integrated Delivery Networks. These organizations collectively account for 85% of all hospital purchasing, representing more than $52 billion dollars of annual purchases across all sectors of the medical industry. Dennis Daar, Thomas Filer and Howard Lewis are the three senior executives of Medical Strategies International. Together they have over 80 years experience in placing medical devices and medical supplies in hospital purchasing groups. Medical Strategies International significantly extends our reach into the large medical markets in North America. One of our market approaches for 2008 is through GPO contracts with major buying groups as they are the “gatekeepers” of the hospital purchasing markets. Veridien has established contracts (“GPO Contracts”) with three regional buying groups — Managed Healthcare Associates, PDM Healthcare and MAGNET. These contracts ensure that our products are approved for purchase by individual members of the groups. These three buying groups account for over 16,000 Healthcare Providers, 775 Hospitals and 2500 Long Term Care facilities across the United States. In May, 2006, Veridien established a purchasing contract with MedAssets, a national level Group Purchasing Organization whose membership encompasses over 2400 hospitals and 24,000 total healthcare facilities located in all 50 states. The MedAssets contract provides Veridien with market penetration opportunities across all of the United States.
•	BOWEN
In November 2007, Veridien entered into a management consulting agreement with Alan D. Bowen to expand and lead the Veridien sales representative network coast to coast. Mr. Bowen has over 22 years experience in launching and leading successful sales networks in the medical arena for major medical device and supply companies as well as entrepreneurial start- ups in the industry. Mr. Bowen has an extensive track record of success at companies such as Transmotion Medical Inc, Cincinnati Sub-Zero, Steris Corporation and Hausted Inc. As of February 2008, Mr. Bowen has recruited and launched 21 medical sales representatives for Veridien into markets across the United States. These sales representatives will be engaging the members of the Group Purchasing Organizations with contracts put in place by Medical Strategies.
•	DUNNIGAN
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
PILLARS OF SUCCESS IN 2008
In 2007 Veridien achieved a 38% increase in sales over 2006. To build on 2007 successes, and to achieve similar growth targets, Veridien developed its program called “4 Pillars Of Viraguard Success in 2008”. This program includes:
1.	21 new medical sales representatives launched in February 2008. This program intends to have 35 to 40 representatives engaged by Q4, 2008. The sales representative network will be working with more than 3500 members of MedAssets, our national Group Purchasing partner in the medical industry. The 3500 members of MedAssets comprise approximately one third of the acute care hospitals in the United States. The representatives will also be working with 6000 other healthcare facilities, including long term care, nursing homes, independent surgical centers and independent clinics.

2.	Expanded sales programs to E.I. DuPont de Nemours to achieve growth in the First Responder (fire, police, paramedics, Homeland Security) and Industrial Safety markets. Purchases by DuPont in 2007 were 2.5 times those of 2006. Dupont is working aggressively to expand their sales in 2008. In order to achieve this, Veridien and Dupont worked together in 2007 to create new products and formats for their customers. These included the development of new hand sanitizer dispensers for institutional use, new one liter hand spray cartridge refills for use in the dispensers, 100 pack dispensers of individually wrapped antiseptic hand wipes and 50 pack dispensers of extra large surface disinfectant wipes. The terms of our Distribution Agreement with Dupont extend thorough June 2009.

3.	New “Employee Health and Safety” programs for large corporations and property management companies that provide them with pandemic planning products. In the pandemic supply area, Veridien developed and launched a line up of high end, high profit margin, hand sanitizer dispensers that are appropriate for use in Triple A rated office towers. The customized stainless steel and granite lobby dispensers were well received at BOMEX, the industry tradeshow for BOMA, the North American Building Owners and Management Association. This resulted in opening sales during the fourth quarter of 2007 to major real estate management companies including Great West Life Realty Advisors Inc and Redcliff Realty Management Inc. Viraguard® Infection Control Products are now listed on the BOMA website as recommended pandemic control products for use in large corporate office buildings, public shopping centers and industrial facilities. Veridien has now engaged a dedicated sale agency to develop and expand pandemic product sales in Canada and the United States first through BOMA and thereafter through government and institutional sales. Veridien also entered into a distribution contract with Unisource Worldwide, the largest distributor of hand sanitizers and disinfectants in Canada, with 19 warehouse locations coast to coast.

4.	Sales expansion into multiple markets, including spa and salon, fitness facilities, consumer marketing partnership and hospitality markets. Veridien had growth in the fitness facility channel, with expanded sales to Sportsmith LLC, America’s largest catalog distributor in the fitness club industry. 2008 sales are expected to grow significantly with new found awareness of infection control problems such as MRSA (methicillin resistant staphylococcus aureus) and other pathogens moving from hospitals into public spaces such as fitness clubs, college and high school locker rooms, and public sports facilities. Veridien will also be expanding its sales representative network into spa and salon channels. There are over 250,000 spas and salons in the United States. Disinfection and hand sanitizing products are in growing demand, as state and local governments are demanding higher levels of protection for consumers. Outbreaks of Hepatitis B and C, MRSA, Trichophyton mentagrophytes (athlete’s foot) fungus are problematic in the salon industry.
We believe that the new product extensions and formats, 21 new sales representatives, expanded marketing programs and new opportunities in pandemic planning sales should drive sales significantly higher in 2008.
Employees — Our core team encompasses thirteen (13) people including employees, active Board members, and primary consultants.
We employ five persons, all of whom are full-time employees (2 Management & Finance, 1 Sales/Logistics, 1 Customer Service and 1 Administration/Regulatory). In addition, we also utilize eight

(8) primary consultants (some full-time and some part-time) to assist with administration, sales, operations, and marketing.
MYCOSOL, INC. — Veridien’s Investment in Future Technology
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
Mycosol’s corporate objective is to expand its “core” technology and intellectual property through continued synthesis, characterization, and testing of samples from its extensive compound library. Mycosol intends to utilize its know-how and “core” technology to establish strategic partnerships with players that have a proven presence in markets for which Mycosol’s chemistry has demonstrated an application. In an effort to move the technology development forward, Mycosol has identified and engaged leading research institutions with which it will collaborate to conduct detailed scientific studies on a set number of sample compounds from its extensive compound library. Based on the outcome of these studies, Mycosol will be in a position to further improve on its technology, attain greater depth of knowledge of its chemistry and be able to amalgamate an array of data that may further substantiate the potential of its technology. These collaborations will form an integral part of Mycosol’s ability to secure lucrative license opportunities that will allow it to bring to market products emanating from its technology.
The partnership between Veridien and Mycosol presents a number of synergies for both parties. As an enterprise whose primary line of business is in the anti-infective arena, Veridien provides Mycosol a portal to commercial distribution and market opportunities, as well as a source of funding to allow Mycosol to grow. The multi-active properties of Mycosol’s novel compounds provide Veridien a technology pipeline that should contribute to the continued growth of its product portfolio. The integration of the two companies provides benefits to both in the areas of product development, product commercialization, sales and management. Veridien holds two seats on Mycosol’s four-Director Board, has the majority ownership of Mycosol.
SANTIUS LIFESCIENCES, INC
On May 8, 2007 Veridien entered into an Agreement with Lexxec Corporation for the acquisition of 49.9% of Santius LifeSciences and the option to acquire the balance of 50.1% ownership under certain terms and conditions. Lexxec Corporation is owned by Kenneth C. Cancellara, Executive Chairman of Veridien Corporation. Sanitus LifeSciences has the primary objective of undertaking a pharmaceutical undertaking in respect of locating, in-licensing or acquiring pharmaceutical products for distribution in some of the emerging world markets, including but not limited to Russia, China, India and Brazil. Mr. Cancellara is the CEO and President of this company.

Infection Control Products
Competitive Advantage — In the field, there are many competitors in our major product categories: (i) hard surface disinfectants and (ii) instant hand sanitizers. Our competitors include companies currently marketing disinfecting and sanitizing products for use in the home, hospital, private medical and dental offices, restaurants, and other institutions. Many of the competitor’s products contain one or more of the following four ingredients: quaternary ammonium, phenol, chlorine, or glutaraldehyde. One of the common characteristics of these types of active ingredients is that they are somewhat to very harmful to the skin and respiratory system and usually require gloves and other protection when being used. Some of those ingredients are also harmful to the surfaces they are used on and in some instances leave a residue that further harms the surface and may contribute to the growth of additional pathogens on the surface. Our Virahol®/Viraguard® product line, based on our patented formulation, has the basic underlying characteristic of being recognized by the FDA as being safe and effective for use on human skin. The active ingredient in each of our products is Isopropyl Alcohol/Isopropanol. The other ingredients in our patented composition are propylene glycol, water and fragrance. Propylene glycol is a wetting agent that retards evaporation and therefore aids in the penetration of cell walls, as well as lowers flammability. Isopropyl Alcohol/Isopropanol and propylene glycol combine to make the formulation much more effective than alcohol alone. It is that patented combination of ingredients that has been recognized by the US EPA by their approval of the product label claims. Alcohol alone has no such EPA registration, and other than in Virahol®/Viraguard®, is otherwise found in combination with one of the ingredients that are shown to be either harmful to people or surfaces, as stated above. The Hepatitis A, B and C kill claims on our Virahol®/Viraguard® formulation provide a significant competitive advantage in the marketplace.
Many of our competitors, recognizing an untapped market potential in changing consumer awareness about disease transmission, are expanding the market through various marketing campaigns. This market expansion is deemed to be of great importance to us as increased market growth of the market base (due to increased awareness) will allow for an easier penetration by our products.
Research & Development — Research and Development may be carried out from time to time in order to assist the Company in moving forward with its existing and/or additional products and claims related to same. Product research and/or product testing may form part of the costs to be incurred.
Pricing Strategy —Although the VIRAHOL® composition is inherently more expensive than the raw materials of the competitive products, our new pricing strategy is to remain as close as possible to competitors’ pricing to emphasize the clear price/value comparison. We revised our prices during 2006 to take advantage of various size containers which are in demand and to adjust to new market conditions for raw materials and finished products. We will be raising our standard wholesale and retail pricing in the second quarter of 2008 in order to ensure adequate margins given the effect of the increased world oil prices on our product components.
Expanded Marketing — While we continue with our sales representatives to sell to the medical and dental market, we have begun our move into the janitorial and sanitation market, for both our surface disinfectant, which has EPA approval, and the hand sanitizer, which is FDA drug listed. While there is substantial competition in the retail market for towelettes, the competition within niche markets we seek is not so intensive and the addition of the towelettes in the product line expands our configurations for delivery of our patented formulation.
Veridien also launched the Viraguard® Infection Control products in the institutional safety markets in Canada. The Viraguard® products have been sold in Canada for Pandemic Readiness programs, in anticipation of major influenza outbreaks. Viraguard® Infection control products are now in pandemic readiness kits at Ontario Power Generators, Canada’s largest hydro-electric power supplier, as well as in major office buildings and a national home care nursing organization servicing clients all across Canada.
Manufacturing —Our products are manufactured in various locations in the United States, primarily by contract formulators and contract packagers.
Veridien has also established contract packaging and contract warehouse & distribution facilities in Toronto, Canada, in order to support Canadian sales.
Availability of Raw Materials — The largest ingredients by weight for the VIRAHOL® composition are isopropanol and propylene glycol. Both of these chemicals are readily available from a wide variety of sources nationally and internationally, at competitive prices. Although we prefer to use isopropanol as the monohydric alcohol and propylene glycol as the polyhydric alcohol, our patent covers the full range of both of these alcohols so that a wide variety of choices are available should a shortage in one or more chemicals occur, subject to EPA approval. Substantial numbers of companies produce both the plastic and corrugated packaging used by the Company. Trade secret ingredients are employed for fragrances used in the Company’s products but are available from several sources.
Governmental Regulation — Those who develop products to control pests are subject to regulation under several Federal Laws. The products that are manufactured and sold by Veridien specifically come under the authority of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of August 3, 1996 and the Federal Food, Drug, and Cosmetic Act (FFDCA). FIFRA requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must (a) register that product in every state in which they intend to sell/distribute and (b) pay a registration fee. As of this date, only Alaska does not require a registration fee but does require registration.
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
Compliance with Environmental Laws
We have had no need to spend monies on compliance with local, state and federal environmental laws. We are current for our annual filing of the Pesticide Registration Maintenance Fee Filing Form for 2007, and our annual filing of the Pesticide Report for Pesticide-Producing Establishments. The Company is in receipt of the certificates of approval from all states where the registered products are currently sold and/or distributed.
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

Risks of Our Business
We are a small company. To date, we have expended much of our efforts and funds on development of products. We are constantly initiating new sales and marketing efforts. We are uncertain about the market acceptance of our products.
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
Although we are diversifying our product line to lessen our dependence on VIRAGUARD®/ VIRAHOL®, which is patented, that change will take time. Therefore, under present circumstances, if VIRAGARD®/VIRAHOL® were to become subject to a problem such as loss of patent protection, regulatory proceedings, or pressure from a directly competitive product, the impact on our revenues could be significant.
Risks of Our Products
Our products, disinfectants and antiseptics, are subject to regulation by various governmental agencies. Typically, they must be tested before they can be introduced into the market. Our VIRAGUARD®/ VIRAHOL® product is EPA registered. We are uncertain about approvals of future products.
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

ITEM 2. DESCRIPTION OF PROPERTY
In June 2006 we moved to a new location in Largo, Florida. We currently lease approximately 6,000 square feet of office/warehouse space in a building located at 7600 Bryan Dairy Rd., Suite F, Largo, Florida 33777-1433. Our lease is for 2 years at the rate of $4,200 per month, expiring June 30, 2008. In addition to the rent, we pay our own utilities. During 2007 the Board approved the payment to Tanlon Management Services (a company of which Sheldon Fenton is an officer and director) of $4,800 per month of rent towards the cost of the office space in Tanlon’s Toronto office being utilized by Veridien’s CEO, Executive Chairman, VP Sales, as well as support staff. At December 31, 2007 this rent for 2007 remains unpaid and the amount of $57,600 for the full year is included in accounts payable — related party. We have contracted with FMI in Allentown, Pennsylvania and North American Warehousing Company in Bedford Park, Illinois to provide us with fulfillment services for our products, i.e. warehousing and distribution. Our telephone number is (727) 576-1600, our facsimile number is (727) 576-1611 and our website address is www.veridien.com.
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
SUNSWIPE® registered January 1, 2008, Trademark No. 3,362,786
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
SHIELD & MOBIUS STRIP design, filed June 7, 2006; File # 1304611
PATENTS AND TRADEMARKS — MYCOSOL (a company of which Veridien owns 65.71% at 12/31/07)
The long research and development history of Mycosol’s technology demonstrated that the lead compound, M301, is multi-active: anti-inflammatory, antimicrobial, anti-allergic, and more recently, as having staining reagent properties. Subsequent, random synthesis and testing of eight other analog compounds verified that they were also very potent antimicrobials and possessed staining reagent properties.
To protect the commercial value of this unique technology, Mycosol has filed numerous patent applications worldwide. To date, one U.S. patent has issued (May 2007), one EP application of a major PCT patent was allowed (November 2007), and multiple patent applications are being processed through the National Phase in more than a dozen countries.
The following is a list of published patent applications in both the United States and Europe. Note that some patent application titles are the same/similar but with different application numbers, which indicates that one might be a divisional or relate to a different method of use.
U.S. ISSUED PATENT
Patent #7,220,761 (May 22, 2007) — Compounds and methods for controlling fungi, bacteria and insects
U.S. PUBLISHED PATENT APPLICATIONS
Patent Application #20070213299 (Sept 13, 2007) — Compounds and methods for controlling fungi, bacteria and insects
Patent Application #20040235898 (Nov 25, 2004) — Compounds and methods for controlling fungi, bacteria and insects
Patent Application #20040224984 (Nov 11, 2004) — Methods of treating inflammations and infections with pyridinium salts
PCT PUBLISHED PATENT APPLICATIONS

	Title	Pub. Date	Int. Class	App. Num	Applicant
1.	(WO 2007/086900) STILBAZIUM RESEARCH ASSAYS	02.08.2007	H04L 9/00	PCT/US2006/012942	MYCOSOL, INC.

	Methods for determining the presence, absence, health or interaction between cells analytes, nucleic acids or microorganisms in a sample are provided. Compounds that fluoresce and kits containing the same are also provided.

2.	(WO 2007/056556) POLYETHYLENE GLYCOL CONJUGATES OF PYRIDINIUM AND THIAZOLIUM COMPOUNDS AND METHODS	18.05.2007	A61K 31/426	PCT/US2006/043748	MYCOSOL, INC.

	Title	Pub. Date	Int. Class	App. Num	Applicant
	OF USING THE SAME

	Pegylated pyridinium and thiazolium compounds and methods of their use in medicine, research, industry, agriculture and recreational activities are disclosed. The present invention also provides methods of controlling microbial growth and infection. Additionally, the present invention provides methods of controlling microbial infestations relating to industrial and agricultural uses. The present invention can also be used to control insects.

3.	(WO 2007/056340) DISINFECTANT AND ANTISEPTIC PYRIDINIUM AND THIAZOLIUM COMPOUNDS AND METHODS OF USING THE SAME	18.05.2007	A61K 31/4545	PCT/US2006/043285	MYCOSOL, INC.

	Long lasting pyridinium and thiazolium compounds and methods of their use in medicine, industry, agriculture and recreational activities are disclosed. The present invention also relates to methods of controlling microbial growth and infection.

4.	(WO 2006/065942) THIAZOLIUM COMPOUNDS AND USES THEREOF	22.06.2006	A61K 31/426	PCT/US2005/045325	MYCOSOL, INC.

	Methods of controlling microbial growth utilizing thiazolium compounds are generally disclosed. Methods of controlling infestations relating to agricultural, industrial and marine uses through the use of thiazolium compounds are also disclosed. Further, methods of use of thiazolium compounds in medicine, particularly in the prophylaxis and treatment of inflammatory conditions, infectious conditions, as well as immune disorders are disclosed.

5.	(WO 2004/078136) PYRIDINIUM SALTS, COMPOUNDS AND METHODS OF USE	16.09.2004	A61K 31/495	PCT/US2004/006437	MYCOSOL, INC.

	Compounds of pyridinium salts and methods of their use in medicine, particularly in the prophylaxis and treatment of inflammatory conditions, infectious conditions, as well as immune disorders are disclosed. The present invention also relates to methods of controlling fungi and/or bacteria. Additionally, the present invention relates to controlling fungal or bacterial infestations relating to industrial and agricultural uses. The present invention may also be used to control insects.
The European application (EP04716873.7) of this PCT application was “granted” in November 2007.
Mycosol has trademarks registered in the U.S. for the following brands:
MYCOSOL® registered November 21, 2006, Trademark No. 3175348

ELION DIAGNOSTICS® registered November 7, 2006, Trademark No. 3169941
Mycosol has the following trademark application pending in the US:
CRIMSON BELLE™, filed April 5, 2005, Application No. 78602311
ITEM 3. LEGAL PROCEEDINGS
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Security Holders during 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Our Common Stock is traded on the NASD Bulletin Board under the stock symbol “VRDE.” The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by NASDAQ Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. During 2007 and 2006 prices were as follows:

Quarter Ended	High Bid	Low Bid

December 31, 2007	$.037	.018
September 30, 2007	.042	.03
June 30, 2007	.051	.031
March 31, 2007	.062	.037

December 31, 2006	$.049	.032
September 30, 2006	.043	.025
June 30, 2006	.05	.03
March 31, 2006	.084	.018
On March 3, 2008 the prices of the Company’s Common Stock were $0.021 high, $0.019 low and $0.021 close, as quoted on the NASD Bulletin Board.
Holders
The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 603. In addition we have approximately 5,000 shareholders whose holdings are in street name.
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

In addition, there are three series of Preferred Stock that affect the payment of dividends on the Common Stock:
1.	At present there is a series of 300,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-A Series of Convertible Redeemable Preferred Stock”, of which 200,607 are issued and outstanding at December 31, 2007. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2007 there were $185,232 in accrued and unpaid dividends on this series of stock.

2.	At present there is a series of 1,200,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-B Series of Convertible Redeemable Preferred Stock”, of which 1,008,995 are issued and outstanding at December 31, 2007. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2007 there were $893,024 in accrued and unpaid dividends on this series of stock.

3.	At present there is a series of 300,000 shares of Preferred Stock, created on November 7, 2006, titled “2006-C Series of Convertible Redeemable Preferred Stock”, of which zero (0) are issued and outstanding at December 31, 2007. These shares are entitled to receive an annual dividend of 8% of their stated value per share before any dividend is paid to holders of the Common Stock. Any dividend not declared and paid is accumulated on a quarterly basis and must be paid before any dividend or distribution is made on our Common Stock. At December 31, 2007 there were no accrued and unpaid dividends on this series of stock.
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
The plan expired March 26, 2007.

At the March 26, 2007 expiry date a total of 6,179,408 common shares had been issued to employees and consultants under this plan. In addition 2,000,000 stock options had been issued under this plan as follows:

	Number of	Weighted	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants &	reflected in
	& rights	rights	column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2,000,000	$0.0635	1,820,592

Total	2,000,000		1,820,592
The plan was designed to (i) compensate employees and consultants in lieu of cash and (ii) incentify and compensate employees and consultants with stock options. The material features of the plan include the ability of the company, for a five year period commencing March 26, 2002, to issue shares and/or stock options in any combination thereof to a combined maximum of 10,000,000 common shares. No person or entity shall be issued more than $100,000 worth of stock and no more than $100,000 worth of options per year. Any options granted will have a five year expiration from their date of issuance and will have an exercise price of not less than 100% of the fair market value of the Company’s stock at the time the options are granted.
Sales of Unregistered Securities During Fiscal Year 2007
The following issuances of equity securities (including debt securities immediately convertible into equity securities) without registration under the Securities Act of 1933 occurred during the fourth quarter of 2007 (all other issuances during fiscal 2007 have been previously reported in the Company’s Quarterly Reports on Form 10-QSB):
Common Stock
During the fourth quarter of 2007, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for and issued in the fourth quarter. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
During the fourth quarter of 2007, 126,856 common shares were issued for conversion of $4,313 in accounts payable related party. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
During the fourth quarter of 2007, 99,892 common shares were issued to two staff under the terms of their employment agreements with the company at prices between $0.027 — $0.03. The issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Preferred Stock
On October 8, 2007 the Registrant issued 5,078 2006-B Preferred Shares to an acredited investor for cash proceeds of $50,782. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
On November 7, 2007 the Registrant issued 10,155 2006-B Preferred Shares to an acredited investor for cash proceeds of $101,550. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
Common Stock Warrants
On October 30, 2007 666,666 warrants for the purchase of Common Stock with an average exercise price of $0.08 and an expiry of 5 years vested. These warrants were issued to a consultant providing marketing and management services to the Company as part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
On December 31, 2007 1,000,000 warrants for the purchase of Common Stock with an exercise price of $0.041 and an expiry of 24 months vested. These warrants were issued to a consultant providing marketing and management services to the Company as part of the compensation portion of a consulting agreement with this party. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.
On December 31, 2007 666,666 warrants for the purchase of Common Stock with an average exercise price of $0.08 and an expiry of 5 years vested. These warrants were issued to a consultant providing management services to the Company. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the year ended December 31, 2007 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The discussion contained herein relates to the financial statements, which have been prepared in accordance with generally accepted accounting principles. This Report also contains certain forward-looking statements and information. The cautionary statements should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
Viraguard® Antiseptic Hand Foam, Viraguard® Antiseptic Hand Spray and Viraguard® Antiseptic Hand Wipes are U.S. — FDA and Health Canada drug listed products utilizing Veridien’s patented Virahol® formulation.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our consolidated statements also include the accounts of Mycosol, Inc. As of December 31, 2007 our investment interest in Mycosol is 65.71% (combination of Mycosol Preferred and Common Stock).

Veridien Corporation has incurred losses since its incorporation. At December 31, 2007, the Company had an accumulated deficit of $42,742,064. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.
Results of Operations
Fiscal 2007 Compared With Fiscal 2006
Year Ended December 31, 2007 vs. Year Ended December 31, 2006

	Year Ended		Percentage of
	December 31		net revenue
	2007	2006	2007	2006

Revenues	$2,538,212	$1,850,066	100%	100%
Cost of Revenue	1,863,423	1,238,935	73%	67%
Gross Profit	674,789	611,131	27%	33%

Operating Expenses
General & Administrative	2,228,962	1,185,586	88%	64%
Research & Development — Veridien	164,706	138,771	6%	8%
Research & Development — Other	543,210	349,620	21%	19%
(Loss) from Operations	(2,262,089)	(1,062,846)	(89)%	(57)%
Other Income (expense) Net	(90,514)	(1,933,123)	(4)%	(104)%
Net income (loss) before minority interest	(2,352,603)	(2,995,969)	(93)%	(162)%
Minority interest in Mycosol loss	181,976	181,323	7%	10%
Net loss	(2,170,627)	(2,814,646)	(86)%	(152)%
Deemed dividend on preferred stock	(96,625)	(1,159,378)	(4)%	(63)%
Net loss attributable to common shareholders	(2,267,252)	(3,974,024)	(89)%	(215)%
Consolidated gross income for 2007 increased by $560,887 or 28%, to $2,547,734 compared with $1,986,847 in 2006.
•	Gross revenue from product sales increased in 2007 by $688,146, or 37%, to $2,538,212 compared with $1,850,066 in 2006. The increase in sales revenue was due primarily to the Canadian launch in the institutional/industrial market of the Viraguard product line and an increase in U.S. sales to a major customer. We continue active promotion of our product line through trade-show presentations, contracts, and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year, will generate new revenue in this and future years. In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.
•	Interest income for 2007 increased by $2,612, or 38%, to $9,522 compared to $6,910 in 2006. The increase in interest income is due primarily to an increase in cash on hand from increased sales.

•	Dividend income for 2007 decreased by $129,871, or 100%, to $-0- compared to $129,871 in 2006. The dividend income recorded in 2006 is for 359,753 Standard Global Holding Group Ltd. (SNDH) common shares which were distributed in February 2006 valued at $125,914 and 359,754 Healthnostics, Inc. (HNST) common shares which were distributed in November 2006 valued at $3,957. At December 31, 2007 and December 31, 2006 the Company owned 719,507 Health Quotient, Inc. (HQNT) common shares, 370,495 Healthnostics, Inc. (HNST) common shares, and 431,404 Standard Global Holding Group Ltd. (SNDH) common shares and recorded them at their fair market value of $20,591 and $37,476 respectively.
Consolidated gross expenses for 2007 decreased by $82,479, or 2%, to $4,900,337 compared with $4,982,816 in 2006.
•	The cost of goods sold from product sales for 2007 increased by $624,488, or 50%, to $1,863,423 compared with $1,238,935 in 2007. The cost of goods ratio as a percentage of product sales increased to 73% in 2007 compared to 67% in 2006. The increase in cost of goods sold is primarily due to the increased sales of 37% for 2007 versus 2006. The overall increase of 6% in the percentage for cost of goods ratio for product sales is due to sales of a product mix with lower margins. Although the costs of Isopropyl Alcohol and freight surcharges being levied due to the increasing costs of oil has decreased margins, the Company continues to work toward decreasing the cost of goods ratio as a percentage of product sales by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products.
•	General, selling, and administrative expenses for 2007 increased overall by $1,043,376, or 88%, to $2,228,962 compared with $1,185,586 in 2006.

Items within the General, Sales and Administrative Costs category for this period included:
•	Administrative wages which increased $20,983 or 14% to $173,194 compared with $152,211. This increase is attributable to the increase in permanent staff versus contracting staff from outside agencies.

•	Professional legal, consulting and accounting expenses which decreased $34,379 by 12% to $243,881 compared with $278,260.

•	Public company expenses which increased $6,104 or 9% to $73,572 compared with $67,468. This increase is mainly attributable to an increase in the amount of fees for outside services year to date.

•	Selling expenses which increased $58,809 or 14% to $471,163 compared with $412,354. This increase is primarily attributable to the increase in sales consulting services of 48%.

•	Professional management compensation expenses which increased by 100% to $262,500 compared with $-0-. This increase is attributable to compensation packages for Sheldon Fenton and Kenneth Cancellara.

•	Equity based compensation expenses which increased by 100% to $620,277 compared with $-0-. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. They are attributable (i) $55,404 for options issued to third party consultants; (ii) $153,826 for options issued under the new compensation packages for Sheldon Fenton and Kenneth Cancellara; and (iii) $461,047 for the issuance of warrants for the purchase of 49.9% of Santius LifeSciences, Inc.(see Notes A, J and M to the consolidated financial statements).
•	Research and development expenses related to Veridien for 2007 increased by $25,935, or 19%, to $164,706 compared with $138,771 in 2006. The increase was due primarily to increased cost of research focusing on broadening the range of claims we can assert on our existing products and on testing new products for commercialization in the U.S. and globally.

•	Research and development expenses related to Mycosol Research and Development for 2007 increased by $136,245, or 39%, to $485,865 compared with $349,620 in 2006. On June 7, 2004, Veridien reached an understanding to create an alliance with Mycosol, Inc., a drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
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
During 2007 Veridien invested $523,000 in Mycosol through subscription to Mycosol’s Preference Shares Offering; receiving 523,000 Preferred A Shares and 196,126 Common Share Warrants. During the second quarter 2007, Veridien bought out four of Mycosol’s minority shareholders. Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 Common Share Warrants to Veridien for the issuance of 462,963 Veridien Common Shares ($25,000 consideration based on Veridien market value per share of $0.054 at the time of agreement). Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 Common Share Warrants to Veridien for $12,500 each. Also during the second quarter, Veridien exercised 597,938 of their Mycosol Common Share Warrants (exercise price $0.001 per share) and received 597,938 Mycosol Common Shares.
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
Veridien’s holdings in Mycosol are summarized as follows:

	12/31/2007	12/31/2006
Preferred Shares (1)	2,475,000	1,852,000
Common Shares	1,285,438	687,500
Common Share Warrants (2)	79,313	443,625
Short Term Loans due Veridien	$55,200	$-0-

(1)	convertible into Mycosol Common Shares at 1:1

(2)	Warrants to purchase Mycosol Common Stock at an exercise price of $0.001 per share

•	Research and development expenses related to Santius LifeSciences, Inc 2007 increased by $57,345 or 100%.On May 8, 2007 Veridien entered into an Agreement with Lexxec Corporation for the acquisition of 49.9% of Santius LifeSciences and the option to acquire the balance of 50.1% ownership under certain terms and conditions. Santius LifeSciences has the primary objective of undertaking a pharmaceutical undertaking in respect of locating, in-licensing or acquiring pharmaceutical products for distribution in some of the emerging world markets, including but not limited to Russia, China, India and Brazil. Veridien consolidated the operations of Santius in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

•	Interest expense for 2007 decreased by $522,567, or 86%, to $83,150 compared with $605,717 in 2006. The decrease in interest expense was due primarily to a decrease in debt from the capital reorganization in fourth quarter 2006. Also the Company expensed $3,536 in convertible debenture discount per Black Scholes calculations in 2007 compared to $13,535 in 2006.

•	On November 7, 2006 the Board of Directors approved a Plan of Financial Reorganization and Recapitalization. The plan was designed to reduce the debt and accrued liabilities of Veridien by seeking the exchange of (i) Convertible Debenture debt (principal and accrued interest); (ii) unpaid dividends accrued on Class A Preferred Stock; and (iii) unpaid dividends accrued on Series B Preferred Stock, into equity. Veridien’s liability for $7.2 Million of convertible debt (including accrued interest thereon) and $2.1 Million of Preferred Stock accrued and unpaid dividends were satisfied and converted to equity with the implementation of this plan. The reorganization and recapitalization plan incurred $1,233,998 in debt conversion expenses for 2006. This is a one-time, non-cash non-recurring expense.

•	During 2007 and 2006 the Company did not sell any of its marketable securities.

•	During 2007 the Company recorded an unrealized loss on investments in the amount of $16,886 due to the increase in the fair market value of Healthnostics, Inc. (HNSO) shares to $.009 at December 31, 2007 from $.008 at December 31, 2006 offset by a decrease in the fair market value of Standard Global Holding Group Ltd. (SNDH) shares to $.04 at December 31, 2007 from $.08 at December 31, 2006. During 2006 the Company recorded an unrealized loss on investments in the amount of $230,189 due to the decline in the fair market value of H-Quotient, Inc (HQNT) shares to $.00 at December 31, 2006 from $.17 at December 31, 2005; Healthnostics, Inc. (HNSO) shares to $.008 at December 31, 2006 from $.125 at December 31, 2005 and Standard Global Holding Group Ltd. (SNDH) shares to $.08 at December 31, 2006 from $.24 at December 31, 2005. . At December 31, 2007 and December 31, 2006 Veridien held (i) 719,507 shares of H. Quotient Inc. (HQNT), (ii) 370,495 shares of Healthnostics Inc. (HNST) and (iii) 431,404 shares of Standard Holdings Group Ltd. (SNDH); with a year-end market value of $20,591 and $37,476 respectively.
Net loss decreased to a net loss before Minority interest in Mycosol of ($2,352,603) at December 31, 2007 from a net loss of ($2,995,969) in the same period of 2006. Net loss decreased to a net loss after Minority Interest in Mycosol of ($2,170,627) at December 31, 2007 compared to a net loss of ($2,814,646) in the same period of 2006. Net loss decreased to a net loss attributable to common shareholders of ($2,267,252) at December 31, 2007 compared to ($3,974,024) at December 31, 2006 due to a deemed dividends of $96,625 and $1,159,378 on preferred shares issued and preferred shares converted during 2007 and 2006 respectively.

LIQUIDITY AND WORKING CAPITAL
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of December 31, 2007 and December 31, 2006 we had working capital deficits of $1,154,221 and $215,582 respectively. Our losses from operations and working capital deficit indicate there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the Company is achieving improved margins. Because of our significant losses incurred since inception, we have become dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, (3) revenue from sales and (4) payment for services in securities. These financings and equity placements are included in the following descriptions.
•	During the twelve months ended December 31, 2007 400,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.0335.

•	During the twelve months ended December 31, 2007, 327,771 shares were issued to employees, under the terms of their employment contracts or as performance bonuses. The average effective price per share was $0.036. The first quarter portions of these issuances totaling 97,818 common shares were issued under the company’s S8 Registration Statement.

•	During the fourth quarter we issued 15,233Preferred Shares series 2006-B for cash proceeds of $152,332.

•	During the fourth quarter we issued 126,856 common shares for extinguishment of Notes Payable — related Party of $4,313. The effective price per share was $0.034.

•	During the second quarter we issued 50,000 Preferred Shares series 2006-B for cash proceeds of $500,000.

•	During the first quarter we issued 27,000 Preferred Shares series 2006-B for (i) cash proceeds of $250,000; and (ii) extinguishment of Notes Payable — related Party (cash proceeds already received by the company) of $20,000.

•	During the second quarter the holders of 12,079 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $3,945.81 into 3,118,395 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.

•	During the first quarter the holders of 14,945 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $2,937.53, into 3,809,688 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.

•	During the second quarter 925,926 common shares were issued to two minority shareholders of Mycosol, Inc. in exchange for their 50,000 Mycosol common shares and 18,750 Mycosol common share warrants.

•	During the second quarter the following warrants for the purchase of Common Stock were issued to a consultant providing management services to the company, all with an expiry date of December 31, 2011: [a] 1,000,000 warrants with an exercise price of $0.06 and vesting (i) 333,333 immediate, (ii) 333,333 on December 31, 2007, and (iii) 333,334 on December 31, 2008; [b] 1,000,000 warrants with an exercise price of $0.10 and vesting (i) 333,333 on December 31, 2007, and (ii) 666,667 on December 31, 2008.

•	During the second quarter the following warrants for the purchase of Common Stock were issued to each of Sheldon Fenton (President & CEO) and Kenneth Cancellara (Executive Chairman) as part of a compensation package for providing management services to the company, all with an expiry date of April 1, 2012: [a] 2,500,000 warrants with an exercise price of $0.06 and immediate vesting; [b] 2,500,000 with an exercise price of $0.10, vesting on December 31, 2008; and [c] 2,500,000 warrants with an exercise price of $0.10, vesting on December 31, 2009.

•	During the second quarter the 25,000,000 Common Stock warrants were issued in exchange for a 49.9% interest in Santius LifeSciences Inc. The warrants vest immediately and expire on May 12, 2012. The exercise price for 14,200,000 of the warrants is $0.06 and for 10,800,000 of the warrants is $0.10.

•	During the first quarter we issued a convertible debenture for extinguishment of Notes Payable-related Party (cash proceeds already received by the company) of $125,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.04.
During 2007, accounts receivable decreased by 2% to $607,449 from $620,145 at December 31, 2006. During 2007, accounts payable and accrued expenses increased by 66% to $1,735,942 from $1,046,725 at December 31, 2006. The increase can mostly be attributed to accounts payable related party which increased due to accrued but unpaid management compensation and related expenses.
During 2007, inventory increased by 15% to $572,689 compared with $499,700 at December 31, 2006.
The increase is attributable to an increase in raw materials by 20% to $334,626 compared with $277,926 December 31, 2006 and an increase in finished goods by 7% to $238,063 compared with $221,774 at December 31, 2006. The consolidation of Mycosol results in an additional $52,587 and $54,130 of raw materials which are included in these balances at December 31, 2007 and 2006 respectively.
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
As of March 17, 2008, we have cash of approximately $350,726 and during April and May 2008 we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
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
Marketable securities — the majority of our marketable securities over the past two years have been our holdings of Standard Holdings Group (SNDH) stock. Because of the level of our trading activity, we classify our investment in this stock as ‘trading.’ The price has fluctuated significantly. We record all acquisitions at their fair market value, which is generally the stock’s trading price on the day of the transaction. At each period-end, we mark the stock’s carrying value up or down to the period’s last day’s trading price. We don’t believe that at any period-end the carrying value exceeds our likely proceeds upon sale.
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

ITEM 7. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Veridien Corporation
Largo, Florida
We have audited the accompanying consolidated balance sheets of Veridien Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Veridien’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridien as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that Veridien will continue as a going concern. As discussed in Note B to the consolidated financial statements, Veridien has suffered recurring losses from operations, has negative cash flow from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 27, 2008

Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets

Current assets:
Cash	$75,389	$185,656
Marketable securities	20,591	37,476
Accounts receivable, net of allowance of $53,893 and $86,077	607,449	620,145
Inventory	572,689	499,700
Prepaid expenses and other current assets	66,456	77,420

Total current assets:	1,342,574	1,420,397

Property and equipment, net of accumulated depreciation of $434,999 and $425,286	32,432	35,970

Other assets:
Patents, net of accumulated amortization of of $521,408 and $516,298	614,604	410,136
Goodwill	1,151,751	905,516
Security deposits	5,695	8,283

Total Assets:	$3,147,056	$2,780,302

See accompanying notes to the consolidated financial statements.

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
December 31, 2007 and 2006

	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$46,286	$58,223
Note payable — related party	234,102	179,102
Current portion of convertible debentures, net of debt discount of $3,535 and $7,071 at December 31, 2007, and 2006	205,465	201,929
Current portion of convertible debentures — related party	275,000	150,000
Accounts payable	739,129	632,161
Accounts payable — related party	638,526	93,406
Accrued liabilities	191,759	195,975
Accrued liabilities — related party	166,528	125,183

Total current liabilities	2,496,795	1,635,979
Long-term liabilities:
Convertible debentures	50,000	50,000

Total liabilities:	2,546,795	1,685,979

Minority interest	90,049	100,790

Shareholders’ equity:
Preferred Stock — 23,200,000 undesignated, $.001 par value at December 31, 2007 and 2006
Series 2006-A Preferred Stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at December 31, 2007 and 2006	201	201
Series 2006-B Preferred Stock, $.001 par value, 1,200,000 authorized, and 1,008,955 issued and outstanding at December 31, 2007 and 943,746 issued and outstanding at December 31, 2006	1,009	944
Series 2006-C Preferred Stock, $.001 par value, 300,000 authorized, and 0 issued and outstanding at December 31, 2007 and 0 issued and outstanding at December 31, 2006	-0-	-0-
Common Stock — $.001 par value; 800,000,000 shares at December 31, 2007 and at December 31, 2006 authorized; 262,549,196 and 253,840,560 shares issued and outstanding at December 31, 2007 and 2006	262,549	253,841
Additional paid-in capital	43,005,938	41,335,741
Cumulative foreign exchange adjustment	(17,421)	(25,757)
Accumulated deficit	(40,571,437)	(37,756,791)
Current period loss	(2,170,627)	(2,814,646)

Total shareholders’ equity:	510,212	993,533

Total Liabilities and Shareholders’ Equity:	$3,147,056	$2,780,302

See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$2,538,212	$1,850,066

Operating costs and expenses:
Cost of revenue	1,863,423	1,238,935
General, selling, and administrative	2,228,962	1,185,586
Research and development	707,916	488,391

	4,800,301	2,912,912

Loss from operations	(2,262,089)	(1,062,846)

Other income (expense):
Interest expense	(83,150)	(605,717)
Debt conversion expense	-0-	(1,233,998)
Unrealized loss on investments	(16,886)	(230,189)
Interest and dividend income	9,522	136,781

	(90,514)	(1,933,123)

Net loss before minority interest	(2,352,603)	(2,995,969)
Minority interest in Mycosol loss	181,976	181,323

Net loss	$(2,170,627)	$(2,814,646)

Deemed dividend on preferred stock	$(96,625)	$(1,159,378)
Net loss attributable to common shareholders	$(2,267,252)	$(3,974,024)
Net loss per common share — basic and diluted	($.01)	$(.01)
Net loss attributable to common shareholders per common share — basic and diluted	($.01)	$(.02)
Weight average share outstanding	260,726,028	235,738,481
See accompanying notes to the consolidated financial statements.

Veridien Corporation
and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years ended December 31, 2007 and 2006

		Number of Shares
	Convertible							Other	Shareholders’
	Redeemable	Series B	Series 2006-A	Series 2006-B	Common	Capital	Accumulated	Comprehensive	Equity
	Preferred	Preferred	Preferred	Preferred	Shares	Stock	Deficit	Income/ (loss)	(Deficit)

Balances at January 1, 2006	6,000	174,219	—	—	228,282,857	$32,108,002	$(37,756,791)		$(5,648,789)

Common stock issued for
- cash received for exercise of warrants					110,000	1,100			1,100
- services					809,373	32,970			32,970
- payment of debt		27,451			13,334,338	476,415			476,415
- investment in Mycosol					9,803,992	392,160			392,160
- pref share conversion to common stock	(6,000)				1,500,000	—			—

Pref Share sale				16,000		160,000			160,000
Plan of Reorganization and Recapitalization		(201,670)	200,607	927,746		8,367,226			8,367,226
Fair value of warrants issued						32,248			32,248
BCF for Convertible debt issued						20,606			20,606

Beneficial conversion feature embedded in preferred stock						1,159,378
Deemed dividend on preferred stock						(1,159,378)
Cumulative foreign exchange adjustment								(25,757)	(25,757)
Net loss							(2,814,646)		(2,814,646)

Balances at December 31, 2006	—	—	200,607	943,746	253,840,560	$41,590,727	$(40,571,437)	$(25,757)	$993,533

Common stock issued for
- services					727,771	25,164			25,164
- payment of debt		—			126,856	4,313			4,313
- investment in Mycosol					925,926	50,000			50,000
- pref share conversion to common stock				(27,024)	6,928,083	6,884			6,884

Preferred stock issued for cash				90,233		902,332			902,332
Preferred stock issued for debt				2,000		20,000			20,000
Fair value of warrants issued						670,277			670,277
BCF for Convertible debt issued						—			—

Beneficial conversion feature embedded in preferred stock						96,625
Deemed dividend on preferred stock						(96,625)
Cumulative foreign exchange adjustment								8,336	8,336
Net loss							(2,170,627)		(2,170,627)

Balances at December 31, 2007	—	—	200,607	1,008,955	262,549,196	$43,269,697	$(42,742,064)	$(17,421)	$510,212

Less par values:
Series 2006-A preferred	(201)
Series 2006-B preferred	(1,009)
Common	(262,549)

Paid in Capital	$43,005,938

See accompanying notes to the consolidated financial statements

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net (loss)	$(2,170,627)	$(2,814,646)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	14,823	13,032
Non-cash expense of fair market value of warrants	670,277	-0-
Amortization of debt discount associated with BCF	3,536	13,535
Non cash dividends	6,884	(129,871)
Unrealized losses on marketable securities	16,886	230,189
Issuances of common stock for services	25,165	32,970
Minority interest	(181,976)	(181,323)
Debt conversion expense	-0-	1,233,998
Changes in:
Accounts receivable	12,696	(295,193)
Inventory	(72,989)	(123,076)
Prepaid expenses and other current assets	10,964	4,979
Customer deposits	-0-	(16,977)
Accounts payable — third party	106,968	179,257
Accounts payable — related party	549,433	127,389
Accrued expenses — third party	(4,216)	320,547
Accrued expenses — related party	41,345	256,505

Net cash provided (used) by operating activities	(970,831)	(1,148,685)
Cash flow from investing activities:
Purchase of property and equipment	(6,175)	(17,382)
Purchase of additional interest in Mycosol	(25,000)	-0-
Increase in patents	(209,578)	(128,966)
Decrease in security deposits	2,588	1,682

Net cash (used) by investing activities	(238,165)	(144,666)
Cash flow from financing activities:
Proceeds from convertible debentures	-0-	780,000
Proceeds on notes payable — third party	87,121	81,248
Proceeds on notes payable — related party	300,000	458,000
Proceeds on preferred stock — series 2006-B	902,332	160,000
Proceeds on exercised warrants	-0-	1,100
Payments on notes payable — third party	(99,060)	(70,591)
Payments on notes payable — related party	(100,000)	(72,000)

Net cash provided by financing activities	1,090,393	1,337,757

Net effect of exchange rates on cash	8,336	25,757

Net increase/(decrease) in cash and equivalents	(110,267)	70,163
Cash at beginning of year	185,656	115,493

Cash at end of year	$75,389	$185,656

Non-cash investing and financing activities:
Conversion of debt to convertible debentures, preferred stock, and common stock	$149,313	$1,127,032
Conversion of convertible debentures, preferred stock, and old preferred A & B stock (2006) to common stock and new preferred A & B stock	277,123	10,182,501
Purchase of Mycosol interest with 925,926 Veridien common stock in 2007 and 9,803,992 Veridien common stock 2006	50,000	392,160
See accompanying notes to the consolidated financial statements.

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
Veridien was founded to develop disinfectants and sterilants. Veridien’s research and development efforts now focus on further development of infection control chemicals and on devices, both medical and commercial, which utilize Veridien’s liquid products and are in keeping with the corporate philosophy of environmentally friendly products. To this end, Veridien’s VIRAHOL ®/VIRAGUARD® formula is now marketed in liquid form, in an antiseptic hand gel, and in towelettes for both hand and hard surface applications. Veridien expanded its product offerings to include unique “Healthy Lifestyle” products including sun protection products.
2. Principles of Consolidation
The accompanying financial statements include the accounts of Veridien and its wholly-owned subsidiaries. Veridien’s Consolidated Financial Statements also include the accounts of Mycosol, Inc., a company of which Veridien owns a 65.71% interest at December 31, 2007, and Santius LifeSciences, Inc., a company in which Veridien owns a 49.9% interest at December 31, 2007 (see Note C below). All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in our consolidated financial statements. Where Veridien’s ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Balance Sheet as a liability.
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

6. Accounts Receivable
Veridien uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimates as to their collectibility. Veridien provides reserves for accounts receivable based on overall collection experience.
7. Inventories
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2007, raw materials and finished goods amounted to $334,626 and $238,063 respectively. At December 31, 2006, raw materials and finished goods amounted to $277,926 and $221,774 respectively.
8. Marketable Securities
Marketable securities, comprised primarily of Standard Global Holding Group ltd. common stock, are classified by Veridien as trading securities, and are carried at fair market value. Changes in the fair market value are shown as unrealized gains and losses and are included in the statement of operations.
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
13. Stock-Based Compensation
Effective January 1, 2006, Veridien began recording compensation expense associated with stock options and other forms of equity compensation is accordance with Statement of Financial Accounting Standards No.123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Veridien had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.

Veridien adopted the modified prospective transition method provided for under SFAS No.123R, and, consequently, has not retroactively adjusted results from prior periods.
14. Asset Impairment
Veridien is required to test its other assets and intangibles with indefinite useful lives for impairment on a periodic basis, which could have an adverse effect on Veridien’s consolidated financial statements if these assets are deemed impaired. Management has determined that no impairment was necessary at December 31, 2007 and 2006.
15. Income Taxes
We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
16. Reclassification
Certain reclassifications have been made to the 2006 financial statements to be in conformity with the 2007 presentation.
17. Net Loss per Share
Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Weighted average number of common shares outstanding is calculated as the sum of the month-end balances of shares outstanding, divided by the number of months. Common stock equivalents (stock options, warrants, convertible debentures and convertible redeemable preferred stock) are not included in the weighted average number of common shares because the effects would be anti-dilutive. We had losses in 2007 and 2006; therefore, basic and diluted loss per share is the same due to the exclusion of common stock equivalents.
NOTE B — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $42.7 million. Veridien has a deficit in working capital of $1,154,221 and is experiencing a continuing cash flow deficiency.
Veridien plans to continue to pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations, research and development activities. Management anticipates cash flow from product sales and/or strategic equity financing will meet and exceed cash requirements in the fall of 2008. In addition, Veridien plans to pursue additional cash through debt and sales of preferred shares.
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
NOTE C — CONSOLIDATIONS
(i) MYCOSOL, Inc.
On June 7, 2004, Veridien began investing in Mycosol, Inc., a drug and chemical development company. Mycosol’s business purpose is to bring to market mutually beneficial products that utilize existing technologies of Veridien and new technologies being developed by Mycosol.
During 2006, Veridien acquired additional ownership interests, increasing their ownership to over 55% of Mycosol. Prior to the third quarter, Veridien consolidated the operations of Mycosol in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities,” which requires a company to consolidate a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
During 2007, Veridien invested $523,000 in Mycosol through subscription to Mycosol’s Preference Shares Offering; receiving 523,000 Preferred A Shares and 196,126 Common Share Warrants. During the second quarter 2007, Veridien bought out 4 of Mycosol’s minority shareholders. Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 common share warrants to Veridien for the issuance of 462,963 Veridien common shares ($25,000 consideration based on Veridien market value per share of $0.054 at the date of the agreement). Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 common share warrants to Veridien for $12,500 each. Also during the second quarter, Veridien exercised 597,938 of their Mycosol Common Share Warrants (exercise price $0.001 per share) and received 597,938 Mycosol common shares. These step-acquisitions during 2007 resulted in additional goodwill being recorded during the year of $246,235.
During 2006, Veridien invested $362,000 in Mycosol through subscription to Mycosol’s Preference Share Offering; receiving 362,000 Preferred A Shares and 135,750 Common Share Warrants. During the third quarter 2006, under the terms of an Investment Agreement (as amended), Veridien issued 9,803,992 Veridien common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of Mycosol common stock. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 which was Veridien’s share price on the date the agreement was executed (ie. $0.04 per share). These step-acquisitions during 2006 resulted in additional goodwill being recorded during 2006 of $495,516.

Veridien’s holdings in and amounts due from Mycosol are summarized as follows:

	12/31/2007	12/31/2006
Preferred Shares (1)	2,475,000	1,852,000
Common Shares	1,285,438	687,500
Common Share Warrants (2)	79,313	443,625
Short Term Loans due Veridien	$55,200	$0

(1)	Convertible into Mycosol common shares at 1:1

(2)	Warrants to purchase Mycosol common stock at an exercise price of $0.001 per share
The accounts of Mycosol, Inc. that have been consolidated by Veridien at December 31, 2007 and 2006 are as follows:

	2007	2006

Cash	$1,598	$880
Inventory — raw materials	52,587	54,131
Property and equipment	29,395	13,311
Deposits and other	5,095	4,883
Patents — pending	571,630	362,051
Accounts payable	(282,333)	(176,278)
Notes payable	(89,302)	(34,102)
Minority Interest	(90,048)	(100,790))
Accrued Expenses	(8,951)	—
Accumulated deficit	—	—

	189,671	124,086

Research and development expenses	485,865	349,620
Minority interest Mycosol loss	(181,976)	(181,323)

	303,889	292,383
(ii) SANTIUS LIFESCIENCES, INC.
On May 8, 2007, Veridien acquired 49.9% of Santius LifeSciences and also the option to acquire the balance of 50.1% ownership from Lexxec Corporation. For this ownership interest, Veridien granted 25,000,000 share options for the purchase of 49.9% of Santius LifeSciences Inc. The exercise price for 14,200,000 of the options was $0.06 per share and for 10,800,000 of the options was $0.10 per share. The options’ fair value totaled $461,047. This amount was recorded as management consulting expense (additional compensation to Mr. Cancellara for joining Veridien). Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options, (3) expected volatility of 61.66%, and (4) zero expected dividends.
Santius LifeSciences has the objective of undertaking a pharmaceutical undertaking in respect of locating, in-licensing or acquiring pharmaceutical products for distribution in some of the emerging world markets, including but not limited to Russia, China, India and Brazil.
Veridien consolidated the operations of Santius in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.

The accounts of Santius that have been consolidated by Veridien at December 31, 2007 are as follows:

2007

Accounts Payable	$57,345
R& D Expense	57,345
NOTE D — MARKETABLE SECURITIES
At December 31, 2007 and 2006, Veridien held (i) 719,507 shares of H. Quotient Inc. (HQNT), (ii) 370,495 shares of Healthnostics Inc. (HNST) and (iii) 431,404 shares of Standard Holdings Group Ltd. (SNDH); with a year-end market value of $20,591 and $37,476 respectively.
NOTE E — NOTES PAYABLE
In October 1995, Veridien borrowed under a 10% Convertible Senior Secured Term Loan of up to $2,500,000 with a mortgage company. Originally the loan agreement granted the lender warrants to purchase 51% of Veridien’s outstanding common and preferred stock. This provision was waived and the number of warrants fixed effective January 1, 2001. On November 6, 2006, the full principal balance of $129,853 was converted into common and preferred stock. Accrued interest of $12,945 remained outstanding at December 31, 2006 and was paid in 2007.
Veridien analyzed its convertible debt instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature of the convertible note was conventional and met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.
During 2007, Veridien received short term loan proceeds of $300,000. During 2007 $100,000 was repaid and the holders of $145,000 in short-term loans agreed to exchange their loans for Preferred Shares or Convertible Debentures. The principal balance due at December 31, 2007 was $200,000 and the lender is a Related Party.
During 2006, Veridien received short term loan proceeds of $458,000. During 2006 Veridien repaid $72,000 in cash and the holders of $861,000 in loans agreed to exchange their loans for Convertible Debentures. The principal balance due at December 31, 2006 was $145,000 and the lender is a Related Party.
Short-term loans received during both 2007 and 2006 were due on demand with a stated interest rate of 8% per annum.
NOTE F — FINANCIAL REORGANIZATION AND RECAPITALIZATION PLAN
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
NOTE G — CONVERTIBLE DEBENTURES
During 2007, $125,000 in related party notes payable were exchanged for convertible debentures.
During 2006, Veridien borrowed $780,000 under convertible debentures issued to third party investors. In addition, during 2006 $262,032 of related party payables, $501,000 of related party notes payable and $360,000 of third party notes payable were exchanged for convertible debentures. During 2006, $150,000 of convertible debentures were converted into common chares and $5,754,005 of convertible debentures were exchanged for preferred stock under the Financial Reorganization and Recapitalization Plan.
The principal balance of convertible debentures outstanding at December 31, 2007 and 2006 respectively was $534,000 and $409,000. Interest is accrued at a rate of 8 — 10% per annum, with various maturities to March 2010. Prior to the retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion price for each debenture ranges from $.02 to $.051 per share.

Maturities of convertible debentures for the next three years are as follows:

Year	3rd Parties	Related Parties	Total

2008	$209,000	$150,000	$359,000
2009	50,000	0	50,000
2010	0	125,000	125,000

Total	$259,000	$275,000	$534,000
Veridien analyzed the convertible debenture instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Veridien determined the conversion feature of the convertible debentures met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments. To the extent Management determined a Beneficial Conversion Feature existed, it was recorded and as a result $3,536 was expensed in 2007 and $13,535 was expensed in 2006.
NOTE H — COMMITMENTS AND CONTINGENCIES
Veridien from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses that can be asserted. Veridien is not aware of any litigation, claims or assessments that were pending that could have a material adverse effect on its business, financial condition or results of operations.
Veridien leases office and warehouse facilities in Florida for $4,200 per month under a lease that expires June 30, 2008. Veridien leases office space in Toronto, Canada under a month-to-month arrangement with a company affiliated with Veridien’s CEO Sheldon Fenton, for $4,800 per month. Rent expense was $110,244 and $35,587 for 2007 and 2006, respectively.
The following table reflects approximate future minimum annual rental expense amounts:

Year	Amount

2008	$25,200
NOTE I — PREFERRED STOCK
(a) CONVERTIBLE REDEEMABLE PREFERRED STOCK (“Class A Preferred Stock”) : [series eliminated June 14, 2007]
In 1994, Veridien prepared an Offering Circular to raise approximately $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock with a $10 par value. At Veridien’s option, the shares were redeemable after two years at $10 per share plus accrued and unpaid dividends in aggregate amounts not to exceed $250,000 annually. Each preferred share was convertible into twenty common shares. Additionally, the Offering Circular provided for common stock purchase warrants with an exercise price of $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock, will result in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants may be redeemed for $.001, at Veridien’s election, upon thirty days’ written notice after the bid price of the common stock in the then existing public market has been $1.00 or more for thirty continuous days in which the market is open for business. From inception through January 1, 2006, $622,000 of preferred stock was issued for cash and $318,150 was issued in satisfaction of debt and services at $10 per share. Prior to January 1, 2006, Preferred shareholders had converted 88,015 shares of preferred stock into 1,760,300 shares of common stock. As part of the Financial Reorganization and Recapitalization Plan implemented in November 2006, the holders of the remaining 6,000 Class A shares were offered a limited time amended conversion rate of 1:250 into Common Shares. All 6,000 remaining Class A shares were converted under this program and on June 14, 2007 Veridien filed a Certificate of Eliminiation with the State of Delaware to eliminate this series of Preferred Stock and returned to the status of authorized and unissued the shares previously designated in this series.

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
(b) — SERIES B CUMULATIVE PREFERRED STOCK: [series eliminated June 14, 2007]
The Series B Cumulative Preferred Stock was created on December 31, 1997, as a mechanism of permitting the conversion of part of the indebtedness under the Loan and Security Agreement, without sacrificing the intent of the original Loan and Security Agreement warrants. The Series B Cumulative Preferred Stock has a par value of $.001 per share and an initial stated capital of $10 per share, which is subject to adjustment. This Series was senior to the Common Stock and was senior to all other classes and series except that it was junior to the Convertible Redeemable Preferred Stock (Note H) with respect to the payment of dividends. Each share has that number of votes equal to the number of shares of Common Stock into which it is convertible on the record date. Subject to adjustment in the event of certain future Common Stock or convertible security issuances, each share was convertible into 20.04010695 shares of Common Stock. These shares were entitled to receive an annual dividend equal to the greater of 10% of the stated value and the actual dividend per share of common stock declared by Veridien’s Board of Directors times the number shares of Common Stock into which each share of Series B was convertible on the dividend record date. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date is added to the stated value.
During 2006 the balance of the Loan and Security debt was converted and 27,451 Series B shares were issued. As part of the Financial Reorganization and Recapitalization Plan implemented in November 2006, the holders of all issued Series B shares were offered conversion of the stated value of their shares into the newly created Series 2006-B Preferred Shares. All 201,670 Series B shares were converted under this program and on June 14, 2007 Veridien filed a Certificate of Eliminiation with the State of Delaware to eliminate this series of Preferred Stock and returned to the status of authorized and unissued the shares previously designated in this series.

	December 31, 2006	December 31, 2005
Series B Pref Shares outstanding	0	174,219
Accrued and Unpaid Dividends	$0	$1,770,031
In accordance with EITF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and as a result of the conversion of these shares into the new 2006-B Preferred Shares, Veridien has recorded in 2006 a

$919,841deemed dividend; being the additional consideration above that previously agreed less the forfeited cumulative dividend.
Veridien analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Veridien determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable for the convertible feature associated with the preferred stock.
(c) 2006-A SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-A Series of Convertible Redeemable Preferred Stock was created on November 8, 2006, as part of the November 2006 Financial Plan of Reorganization and Recapitalization. The 2006-A Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Three and one-half Cents ($0.035) per share of Common Stock taking each share of the 2006-A Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date, is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
As part of the Financial Reorganization and Recapitalization Plan (implemented in November 2006) 200,607 of these shares were issued. No further shares were issued in 2007.

	December 31, 2007	December 31, 2006
2006-A Series Pref Shares outstanding	200,607	200,607
Accrued and Unpaid Dividends	$185,232	$22,518
In accordance with EITF 00-27, Application of Issue No 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Veridien has determined that the 2006-A Series shares issued during 2006 had an aggregate beneficial conversion feature of $47,374 as of the date of issuance. Veridien recorded this beneficial conversion feature during 2006 as a deemed dividend upon issuance.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Veridien has analyzed the characteristics of the 2006-A Series shares and has determined that shares issued in this series do not fall under the scope of this literature.
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
(d) 2006-B SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-B Series of Convertible Redeemable Preferred Stock was created on November 8, 2006, as part of the November 2006 Financial Plan of Reorganization and Recapitalization. The 2006-B Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Four Cents ($0.04) per share of Common Stock taking each share of the 2006-B Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date, is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
As part of the Financial Reorganization and Recapitalization Plan (implemented in November 2006) 927,746 of these shares were issued. During 2006 a further 16,000 shares were issued for $160,000 cash. During 2007 (i) 92,233 shares were issued for $902,330 cash and $20,000 in Related Party debt extinguishment; and (ii) 27,024 shares and accrued dividends thereon were converted into 6,928,083 common shares.

	December 31, 2007	December 31, 2006
2006-B Series Pref Shares outstanding	1,008,955	943,746
Accrued and Unpaid Dividends	$893,024	$103,065
In accordance with EITF 00-27, Application of Issue No 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, Veridien has determined that the 2006-B Series shares issued during 2006 had an aggregate beneficial conversion feature of $196,063 as of the date of issuance. Veridien recorded this beneficial conversion feature during 2006 as a deemed dividend upon issuance.
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

(e) 2006-C SERIES OF CONVERTIBLE REDEEMABLE PREFERRED STOCK
The 2006-C Series of Convertible Redeemable Preferred Stock was created on November 8, 2006. The 2006-C Series has a par value of $.001 per share and a stated capital of $10 per share. This Series is senior to the Common Stock and ranks equally with all later designated series of Preferred Stock. Each share in this Series (i) is convertible into Common Shares of the Company at a conversion price equal to Five Cents ($0.05) per share of Common Stock taking each share of the 2006-C Series at the stated capital of Ten Dollars ($10.00) per share; (ii) has the right to convert accrued and unpaid dividends into Common Stock on the same conversion terms; and (iii) has voting rights equal to the number of votes as the total number of shares of Common Stock into which such share is convertible. These shares are entitled to receive an annual dividend equal to 8% of the stated value. The dividend is cumulative, whether or not earned and, to the extent not paid on a quarterly dividend payment date, is accrued. At any time after December 31, 2008, these shares are redeemable by Veridien, at the option of the Board of Directors, on any dividend date for payment of the Stated Capital plus all accrued and unpaid dividends thereon.
No stock in this series as been issued to date.
NOTE J — STOCK OPTIONS AND WARRANTS
During 2007, Veridien granted 17,000,000 share options at exercise prices ranging from $0.06 to $0.10 per share for services rendered at the options fair value totaling $292,491. Of this amount, $179,139 was recorded as management consulting expense and $113,352 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.54 to 4.55% risk-free discount rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 61.66% , and (4) zero expected dividends. During this period 1,000,000 warrants expired.
See footnote C for the details of 25,000,000 share options issued for the purchase of 49.9% of Santius LifeSciences Inc in May 2007.
During 2006, Veridien granted 4,666,667 share options at exercise prices ranging from $0.06 to $0.10 per share for services rendered at the options fair value totaling $103,027. Of this amount, $34,490 was recorded as Sales Consulting expense, $22,814 was recorded as Sales Commission expense and $45,723 was deferred to recognize over the future periods in which the options vest and the services are being performed. Variables used in the Black-Scholes option-pricing model included: (1) 4.3 to 4.8% risk-free discount rate, (2) expected option life is the actual remaining life of the options as of each period end., (3) expected volatility is 57.5 to 85.4% , and (4) zero expected dividends. During this period 1,000,000 warrants expired.
As described in Note I (a), Veridien offered $1,000,000 of 10% Cumulative Convertible Redeemable Preferred Stock along with common stock purchase warrants at $.01 per share. The number of warrants issued, when exercised in combination with conversion of the preferred stock into common stock resulted in an effective cost for each share of the common stock equal to the closing bid price of the common stock, in the over-the-counter market, on the day of the subscription to the Offering Circular. The warrants were recorded at their fair market value at the time of issuance less the exercise price of $.01 per share and reported as a reduction to preferred stock. The value assigned to the warrants is amortized over the shorter of the life or the exercise of the warrant. The remaining 110,000 warrants were exercised by the holders during 2006 with net cash proceeds to the Company of $1,100
As described in Note E, in October 1995, Veridien entered into a 10% Convertible Senior Secured Term

Loan agreement. The original agreement required Veridien to issue to the lender warrants, in sufficient quantity, that at all times the loan agreement was in force the lender could obtain 51% of all classes of outstanding stock for a $2,500,000 exercise price. This provision was waived and the number of warrants fixed effective January 1, 2001. On that date, in aggregate the lender was entitled to 84,524,866 warrants at a cumulative exercise price of $2,500,000 under the terms of the agreement. This equated to an effective cost of $0.0296 per share. During 2006 the remaining balance of the loan was converted. As of December 31, 2006, the lender(s) had converted $2,500,000 of the debt and the lender’s warrants were exercised into 79,694,395 common shares and 241,041 Series B preferred shares.
Veridien has no formal plans with regards to the issuance of stock options or warrants. Periodically, Veridien may issue options or warrants to an employee or vendor. The instruments are typically issued with an exercise price equal to fair value at issuance.
Options and warrants issued and exercised are summarized as follows:

		Exercise
		Price
Common Stock	Warrants	Range

Outstanding at January 1, 2006	9,968,150	$.001 -.07
Granted	4,666,667	.06-.10
Not yet Vested	(2,333,334)	.06-.10
Exercised	(110,000)	.01
Expired	(1,000,000)	.07
Loan & Security Agreement Conversion	(7,858,150)	.016

Outstanding at December 31, 2006	3,333,333	$.057 -.07

Granted	42,000,000	.06-.10
Not yet Vested	(11,000,001)	.06-.10
Vested (issued previous year)	1,666,666	.041-.10
Expired	(1,000,000)	.07

Outstanding at December 31, 2007	34,999,998	$.041 -.10
NOTE K — INCOME TAXES
We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.
In July 2006, the FASB issued “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 (“FIN 48”), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities.

Veridien incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,300,000 at December 31, 2007, available to offset future taxable income from 2008 through 2026. At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets — NOLs	$9,300,000
Valuation allowance	(9,300,000)

Net deferred taxes	$—

NOTE L — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest was $61,143 and $253 for 2007 and 2006, respectively.
Non-cash investing and financing activities:
During 2007 Veridien (i) issued 6,928,083 common shares on conversion of 27,024 2006-B Preferred Shares and $6,883.34 of accrued dividends thereon; (ii) issued 2,000 2006-B Preferred Shares in exchange for $20,000 in related party accounts payable; (iii) issued $125,000 of convertible debentures in exchange for $125,000 of Related Party Payables; (iv) issued 925,926 common shares to third parties, in exchange for 50,000 Pref A shares of Mycosol and 18,750 Mycosol common share warrants; (v) issued 126,856 common shares to settle $4,313 of accounts payable to a Related Party.
During 2006 Veridien (i) issued 5,476,188 common shares in conversion of convertible securities of $150,000 and the $105,578 of accrued interest thereon; (ii) issued $1,127,032 of convertible debentures (see Note G) in exchange for $266,032 of Related Party payables, $501,000 of Related party Notes Payable and $360,000 of third Party Notes Payable; (iii) issued 7,858,150 common shares and 27,451 Pref B Shares on conversion of the balance of the Loan and Security Agreement principal of $129,853; and (iv) issued 9,803,992 common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol.
NOTE M — RELATED PARTY TRANSACTIONS
During 2007 and 2006, Veridien utilized the services of a management company which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a Director, to assist with administrative and organizational functions. Veridien expensed $162,153 and $142,477 in 2007 and 2006, respectively for professional services and related costs. At December 31, 2007, $207,280 remains unpaid and is included in accounts payable related party.
During 2007 Veridien leased office space in Toronto, Canada under a month-to-month arrangement with a company, which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a Director. Veridien incurred expenses of $57,600 with respect to this rent. At December 31, 2007 these expenses remain unpaid in the amount of $57,600 and are included in accounts payable related party.
During 2007, a company which has as it senior officer and director the wife of the individual who serves as Veridien’s President/CEO and a director, (i) converted $125,000 in short term loans to a convertible debenture; (iii) converted $20,000 in short term loans into common shares; and (iii) advanced additional short term loans totaling $200,000 to Veridien, which loans accrue interest at 8% and are due on demand.

During 2007, Veridien utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate, finance and sales functions. Compensation in cash of $30,000 and 400,000 common shares were paid.
During 2007 Veridien entered into agreements for the management services of its CEO and Executive Chairman. These agreements were with personal holding companies for both individuals. During 2007, for each party, (i) 2,500,000 common stock options vested; and (ii) Veridien expensed $131,250 in management compensation. At December 31, 2007 a total of $262,500 of these expenses remain unpaid and are included in accounts payable related party.
On May 8, 2007, Veridien granted 25,000,000 share options for the purchase of 49.9% of Santius LifeSciences Inc. to a company which has as its senior officer the individual who serves as Veridien’s Executive Chairman.
NOTE N — PATENTS AND GOODWILL
Changes in Veridien’s intangible assets during 2007 and 2006 were as follows:

	Gross Carrying	Accumulated
PATENTS	Amount	Amortization

Balance at December 31, 2005	797,468	(511,188)
Activity during 2006	128,966	(5,110)

Balance at December 31, 2006	$926,434	$(516,298)
Activity during 2007	209,578	(5,110)

Balance at December 31, 2007	$1,136,012	$(521,408)

GOODWILL	Carrying Amount

Balance at December 31, 2005	410,000
Goodwill acquired through Step Acquisitions	495,516

Balance at December 31, 2006	$905,516
Goodwill acquired through Step Acquisitions	246,235

Balance at December 31, 2007	$1,151,751
During 2007 Veridien invested $523,000 in Mycosol through subscription to Mycosol’s preference shares offering; receiving 523,000 preferred A shares and 196,125 common share warrants. During the second quarter 2007, Veridien bought out 4 of Mycosol’s minority shareholders. Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 common share warrants to Veridien for the issuance of 462,963 Veridien common shares ($25,000 consideration based on Veridien market value per share of $0.054). Two of these shareholders participated by selling their 25,000 Mycosol Preferred A Shares and 9,375 common share warrants to Veridien for $12,500. Also during the second quarter, Veridien exercised 597,938 of their Mycosol Common Share Warrants (exercise price $0.001 per share) and received 597,938 Mycosol common shares. These step-acquisitions during 2007 have resulted in additional goodwill of $246,235 which represents the excess consideration given above the fair market value of the assets received.

During 2006 Veridien invested $362,000 in Mycosol through subscription to Mycosol’s preference share offering; receiving 362,000 preferred A shares and 135,750 common share warrants. During the third quarter 2006, Veridien issued 9,803,992 Veridien common shares to Mineola Holding Corporation, a third party, in exchange for 458,333 shares of the common stock of Mycosol. The 458,333 Mycosol common shares were originally sold to the unrelated third party (by Veridien) for $500,000 cash in March 2005. The 9,803,992 Veridien shares have been valued at $392,160 based upon Veridien’s share price on the date the agreement was executed (ie. $0.04 per share). These step-acquisitions during 2006 have resulted in additional goodwill being recorded during 2006 in the amount of $495,516 and represent the excess consideration given above the fair market value of the assets received.
Veridien evaluated the Goodwill and Patents for impairment in accordance with SFAS 142 Goodwill and Other Intangible Assets. Veridien has determined that the fair value of the reporting unit exceeds its carrying amount and hence the goodwill is not impaired.
NOTE O — MAJOR CUSTOMERS
During 2007, Veridien’s sales to six customers comprised 88% of total sales and range from 2.0% to 69.1% each.
During 2006, Veridien’s sales to seven customers comprised 80% of total sales and range from 2.9% to 36.5% each.
NOTE P — SEGMENT REPORTING
Veridien sells its products in the United States, in Canada and overseas, with summary information as follows (all figures in US dollars):
Revenue (1)

	2007	2006
United States	$2,372,482	$1,264,450
Canada	165,730	485,349
Other	0	100,267

Total	$2,538,212	$1,850,066
Long-lived Assets

	2007	2006
United States	$1,801,370	$1,359,905
Canada	3,112	0
Other	0	0

Total	$1,804,482	$1,359,905

(1)	Revenues are attributed to countries based on location of customer.
NOTE Q — SUBSEQUENT EVENTS
Between January 1, 2008 and March 19, 2008, Veridien advanced interest free short term demand loans totaling $48,000 to Mycosol.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Malone & Bailey, P.C. have audited our financial statements for the year ended December 31, 2007 and for the preceeding 2 years. There have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
ITEM 8A (T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures (i) are effective in ensuring that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit timely preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the guidance of Calvetti Ferguson & Wagner P.C., an independent registered public accounting firm, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
This annual report does not include an attestation report of Malone & Bailey, the company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during this period, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B OTHER INFORMATION
There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT
Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of March 3, 2008 are shown in the following table. Biographical information for each is set forth following the table. Our current Directors were elected at the 2001 Annual Meeting held on March 6, 2002, except for Mr. Klein who was appointed to the Board on June 23, 2004 and Mr. Cancellara who was appointed to the Board on May 8, 2007. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Name	Age	Position

Russell D. Van Zandt	67	Chairman of the Board of Directors/Chief Financial Officer

Rene A. Gareau	65	Vice Chairman of the Board of Directors/Corporate Secretary

Sheldon C. Fenton	56	President and CEO/ Director

Alfred A. Ritter	64	Director

Richard Klein	63	Director

Kenneth Cancellara	61	Director / Executive Chairman
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
SHELDON C. FENTON is President and CEO. Mr. Fenton was first named to the Board of Directors on June 3, 1998. Since 1981 Mr. Fenton has been President and CEO of Tanlon Corporate Holdings Ltd. (and predecessor & related corporations), located in Toronto, Canada. Tanlon is a fully integrated management services company. The group also has knowledge and experience in the areas of strategic acquisitions, real estate development and syndication, financing for private and public ventures, as well as asset and property management. They are regarded as specialists in the areas of structuring and restructuring of investments and negotiation with lenders and other corporate stakeholders.
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
RICHARD KLEIN was named to the Board of Directors on June 23, 2004. Mr. Klein is a Co-Founder, Chairman, and Chief Executive Officer of Mycosol, Inc., an early development-stage chemical and pharmaceutical company. He is a 34-year veteran of the healthcare industry, having served in a general management capacity at both large and small (early-stage) companies. From July 1998 through the sale of his company in December 2002, Mr. Klein was President, CEO, and a member of the Board of Directors of ArgoMed, Inc., a company whose thermotherapy technology was used to treat diseases of the prostate. Between January 1993 and June 1998, Mr. Klein held several executive positions — President, Chief Operating Officer, Executive Vice President, and Director — of Angiosonics, Inc., a therapeutic ultrasound company. Previously, Mr. Klein was Vice President and General Manager of the Edward Weck Company, a surgical instrument and implant subsidiary of Bristol-Myers Squibb. Mr. Klein also served as an executive with C.R. Bard, Inc., for 14 years, ten as President of the Bard Medsystems Division, a recognized leader in drug delivery systems. During his career, Mr. Klein has led some significant product development efforts and market introductions, including: balloon angioplasty, patient-controlled analgesia (PCA), the Mini-Infuser and “Smart” Pump delivery systems, minimally invasive surgery (laparoscopy), endometrial and prostatic ablation by thermotherapy, and ultrasound thrombus ablation. He holds both a BS and an MS in Engineering from Northeastern University, an MBA from Babson College, and was the subject of a Harvard Case Study on intrapreneurs — i.e., entrepreneurs who work in large companies — which was featured in a 1988 business text, General Managers In Action, by Francis Joseph Agular. He also holds numerous patents, issued or pending, in medical devices and chemical compounds/applications.
KENNETH CANCELLARA was named Veridien’s Executive Chairman and was appointed to the Board of Directors on May 8, 2007. Immediately prior to joining Veridien, Mr. Cancellara was for over eleven years the Chief Legal Officer and Corporate Secretary of Biovail Corporation (NYSE: BVF), as well as a member of Biovail’s Executive Management Committee and of its Board of Directors. Prior to his tenure at Biovail, Mr. Cancellara was a senior partner with the Toronto law firm Cassels Brock & Blackwell, serving as its Chairman, Managing Partner and Chair of its Business Litigation Department.
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
Compliance with Section 16(A) of The Exchange Act
All of our officers, directors and beneficial owners were in compliance with Section 16(A) during fiscal year 2007.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors
Currently, our directors are not compensated for their services as directors, although their expenses in attending meetings are reimbursed. During 2007 there were three telephonic formal meetings of the Board of Directors. All current directors attended all meetings, except for Mr. Gareau who was absent for one meeting. During the year there were numerous management meetings with various configurations of Board Members present.
Compensation of Management
The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more.

Name & Principal Position	Year	Salary	Stock Awards	Option Awards
Sheldon Fenton, CEO(1)	2006	0	0	0
	2007	$131,250	0	$76,913
Russell Van Zandt, CFO(2)	2006	$30,000	$16,700	0
	2007	$30,000	$13,400	0
Kenneth Cancellara,	2007	$131,250	0	$537,960
Executive Chairman(3)

[1]	Mr. Fenton has served as CEO since June 3, 1998. Prior to 2007 he received no compensation for these services. During the second quarter 2007 the Company entered into a Consulting Agreement with Reserve Investment Corporation for the provision of the management services of Sheldon Fenton as CEO (eff. April 1, 2007). This Agreement has a 3 year term and calls for $175,000 annually for consulting services and 2,500,000 common share warrants annually. The dollar amount under Option Awards represents the amount recognized for financial statement reporting purposes with respect to the warrants for the fiscal year in accordance with FAS 123R. At December 31, 2007 the consulting services remain unpaid in the amount of $131,250 and are included in accounts payable — related party.

Not included in the above table are the fees charged by Tanlon Management Services Inc. (of which Mr. Fenton is an officer and a director). Tanlon charges the Company an annual management fee of $150,000 at the rate of $37,500 per quarter; however, such fee covers the services of Tanlon employees and is not intended as compensation for Mr. Fenton. At December 31, 2007 these fees remain unpaid in the amount of $206,000 and are included in accounts payable — related party.

[2]	During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors. This Agreement has been renewed annually. The Agreement calls for $30,000 annually in cash payment for services and 100,000 common shares per quarter. The dollar amount under Stock Awards represents the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. In June 2005 Mr. Van Zandt took on the added responsibilities as Chief Financial Officer of the Company.

[3]	During the second quarter 2007 the Company entered into a Consulting Agreement with Lexxec Corporation for the provision of the management services of Kenneth Cancellara as Executive Chairman (eff. April 1, 2007). This Agreement has a 3 year term and calls for $175,000 annually for consulting services and 2,500,000 common share warrants annually. $76,913 of the amount under Option Awards represents the amount recognized for financial statement reporting purposes with respect to the warrants for the fiscal year in accordance with FAS 123R. At December 31, 2007 the consulting services remain unpaid in the amount of $131,250 and are included in accounts payable — related party. Also during the second quarter 2007 the Company entered into an agreement with Lexxec Corporation to purchase a 49.9% interest in Santius LifeSciences, Inc. The Santius acquisition was accounted for as additional compensation to Mr. Cancellara for joining Veridien. The 25,000,000 Veridien common share warrants issued in payment of the initial purchase price had a fair value totaling $461,047 which was fully expensed during the second quarter 2007 in accordance with FAS 123R and which amount is included under Options Awards. The exercise price for these options is (i) $0.06 for 14,200,000 and (ii) $0.10 for 10,800,000.

CODE OF ETHICS
The Company has not adopted a Code of Ethics as defined in Item 406 of Regulation S-B. We have not adopted such a Code for the following reasons:
1.	The management of the Company is limited to four (4) persons;

2.	All of the management team have now been associated with the Company for several years and have become familiar with the requirements applicable to them;

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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 3, 2008, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 3, 2007, there were 262,549,196 common shares issued and outstanding of record, as well as (i) 57,373,602 common shares issuable in the event of the conversion of the 200,607 2006-A Preferred Shares; (ii) 252,238,750 common shares issuable in the event of the conversion of the 1,008,955 2006-B Preferred Shares; and 24,706,831 common shares issuable in the event of the conversion of the $534,000 of Convertible Debentures outstanding and the $275,204 of interest thereon as of December 31, 2007.

	Shares of Common		Percentage as
	Stock		of 3/03/08 [1]
Sheldon C. Fenton	174,297,402	[2]	42.1%
160 Eglinton Ave E, #500 Toronto, Ontario Canada M4P 3B5
Dunvegan Mortgage Corporation	173,914,402	[2,3]	42.0%
222 Delaware Ave, PO Box 2306 Wilmington, DE 19899
Rene A. Gareau	125,000		0.05%
602 Sarasota Quay Sarasota, FL 34236
Russell D. Van Zandt	2,291,560		0.87%
100 Beach Dr. NE, #1002 St. Petersburg, FL 33701
Alfred A. Ritter	0		0
Rua Baronessa DeBeck 130 Malveira Da Serra 2755-153 Alcabideche, Portugal
Richard Klein	2,700,000		1.03%
107 Marseille Place Cary, NC 27511
Kenneth Cancellara	23,469,651	[4]	8.5%
145 Dunvegan Rd. Toronto, Ontario Canada M5P 2N8
Lexxec Corporation	16,802,984	[5]	6.1%
145 Dunvegan Rd. Toronto, Ontario Canada M5P 2N8
Margreat, Inc.	18,186,665	[6]	6.5%
149 Dunvegan Rd. Toronto, Ontario Canada M5P 1M5
Shane Fenton	14,911,935	[7]	5.6%
10 Delisle Court Toronto, Ontario Canada 4V 3C6
Jessica Fenton	14,851,498	[8]	5.6%
102 Bloor Street W Toronto, Ontario Canada M5S 1M8
Allen Greenspoon	24,404,575	[9]	9.0%
60 High Park Drive Dundas, Ontario Canada L9H 6G7
Sarasota Retail Investments, Inc.	16,968,710	[10]	6.1%
138 East Central Avenue Howey-In-The-Hills, FL 34737
Khemraj Dave Hardat	16,703,500	[11]	6.0%
92 Francesca Crt Woodbridge, Ontario Canada L4L 9L2
All Directors and Officers as a	202,883,613		47.3%
Group (6 persons)

[1]	Based on 262,549,196 common shares (‘shares’) issued and outstanding as of March 3, 2008 and assuming conversion of all of the Debentures and Preferred Shares, held by the specified Investor, into common shares (which number is added to the denominator for the purposes of calculating that Investor’s percentage ownership).

[2]	Includes Mr. Fenton’s direct ownership of 383,000 shares and indirect ownership of 22,333,014 shares owned by Dunvegan Mortgage Corporation, of which Mr. Fenton is an officer and director. Also includes (i)

7,895,888 shares obtainable on the conversion of 27,608 Series 2006-A Preferred Shares owned by Dunvegan Mortgage Corporation; and (ii) 143,685,500 shares obtainable on the conversion of 574,742 Series 2006-B Preferred Shares owned by Dunvegan Mortgage Corporation. Does not include 2,500,000 common share warrants held directly by Mr. Fenton, with an exercise price of $0.06. Does not include holdings of his immediate family (including adult children), disclosed separately in the table, in which Mr. Fenton disclaims any beneficial ownership

[3]	Includes (i) 7,895,888 shares obtainable on the conversion of 27,608 Series 2006-A Preferred Shares owned by Dunvegan Mortgage Corporation; and (ii) 143,685,500 shares obtainable on the conversion of 574,742 Series 2006-B Preferred Shares owned by Dunvegan Mortgage Corporation

[4]	Includes Mr. Cancellara’s direct ownership of 6,666,667 shares and indirect ownership of 2,233,000 shares owned by Lexxec Corporation, of which Mr. Cancellara is an officer and director. Also includes 14,569,984 shares obtainable on the conversion of 50,944 Series 2006-A Preferred Shares owned by Lexxec Corporation. Does not include 2,500,000 common share warrants held directly by Mr. Cancellara, with an exercise price of $0.06. Does not include common share warrants held by Lexxec (i) 14,200,000 with an exercise price of $0.06 and (ii) 10,800.000 with an exercise price of $0.10.

[5]	Includes 14,569,984 shares obtainable on the conversion of 50,944 Series 2006-A Preferred Shares owned by Lexxec Corporation. Does not include common share warrants held by Lexxec (i) 14,200,000 with an exercise price of $0.06 and (ii) 10,800.000 with an exercise price of $0.10.

[6]	Includes (i) 14,869,998 shares obtainable on the conversion of 51,993 Series 2006-A Preferred Shares; and 3,316,667 shares issuable in the event of conversion of the $125,000 of Convertible Debentures (principal) and $7,667 of interest thereon as of December 31, 2007, owned by Margreat, Inc. Marilyn Fenton, wife of Sheldon Fenton, owns Margreat, Inc. Mr. Fenton disclaims any beneficial ownership of Margreat, Inc.’s holdings.

[7]	Includes (i) 1,676,532 shares obtainable on the conversion of 5,862 Series 2006-A Preferred Shares; and (ii) 4,397,576 shares issuable in the event of conversion of the $60,000 of Convertible Debentures (principal) and $49,896 of interest thereon as of December 31, 2007.

[8]	Includes (i) 1,713,500 shares obtainable on the conversion of 6,854 Series 2006-B Preferred Shares; and (ii) 3,097,374 shares issuable in the event of conversion of the $50,000 of Convertible Debentures (principal) and $42,921 of interest thereon as of December 31, 2007.

[9]	Includes (i) 2,075,502 shares obtainable on the conversion of 7,257 Series 2006-A Preferred Shares; (ii) 5,523,000 shares obtainable on the conversion of 22,092 Series 2006-B Preferred Shares; and (iii) 3,333,509 shares issuable in the event of conversion of the $80,000 of Convertible Debentures (principal) and $25,293 of interest thereon as of December 31, 2007.

[10]	Includes: (i) 10,684,960 shares obtainable on the conversion of 37,360 Series 2006-A Preferred Shares; and (ii) 6,283,750 shares obtainable on the conversion of 25,135 Series 2006-B Preferred Shares.

[11]	Includes 16,203,500 shares obtainable on the conversion of 64,814 Series 2006-B Preferred Shares.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
DUNVEGAN MORTGAGE CORPORATION
Dunvegan Mortgage Corporation, a corporation of which Sheldon C. Fenton, the Company’s President/CEO and a director, is an officer and a director, entered into various financing transactions with the Company. As a result of those transactions, as of December 31, 2007, Dunvegan Mortgage Corporation holds 22,333,014 shares of our Common Stock; 27,608 shares of 2006-A Preferred Stock; and 574,742 shares of 2006-B Preferred Stock.
TANLON MANAGEMENT SERVICES, INC.
During fiscal years from 1999-2007 we utilized the services of Tanlon Management Services, Inc., a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. We expensed $120,000 for these professional services for each year from 1999 to 2006 (except for 2001 during which $90,000 was expensed due to a waiver of fees for the 4th quarter of that year) and $150,000 during 2007. These fees are intended to cover the salaries and costs of relevant Tanlon employees who provide various support services; none of the fees are intended to compensate Mr. Fenton. In addition to the accrued indebtedness for services, the Company owes Tanlon additional monies for expenses advanced on Veridien’s behalf for Veridien related travel, courier/express deliveries, and telephone costs. At December 31, 2007 these fees and expenses for 2007 remain unpaid in the amount of $207,280 and are included in accounts payable — related party.
During 2007 the Board approved the payment to Tanlon of $4,800 per month of rent towards the cost of the office space in Tanlon’s Toronto office being is utilized by Veridien’s CEO, Executive Chairman, VP Sales, as well as support staff. At December 31, 2007 this rent for 2007 remains unpaid and the amount of $57,600 for the full year is included in accounts payable — related party.
MARGREAT, INC.
During 2005, 2006 and 2007 we borrowed money in the form of short term loans from Margreat, Inc. a company which has as its senior officer and director the wife of Sheldon Fenton, our President and CEO. Since June 2005, Margreat has advanced a total of $818,000, with the largest aggregate amount of principal outstanding being $501,000 in May 2006. Principal repayments have taken various forms: $501,000 via the issuance of a Convertible Debenture in May 2006, $125,000 via the issuance of a Convertible Debenture in March 2007, $20,000 via issuance of common stock in March 2007 and $172,000 via cash repayment. Since June 2005 a total of $24,824 in interest has been paid to Margreat. Short term loans from Margreat total $200,000 at December 31, 2007, are due on demand and accrue interest at 8% per annum.
RUSSELL VAN ZANDT
During the fourth quarter 2003 the Company entered into a Consulting Agreement with Russell Van Zandt, who is the Chairman of the Board of Directors of the Company. Under this agreement, Mr. Van Zandt provided consulting services to Veridien for the period from October 1, 2003 to December 31, 2004. He was compensated via a payment of $2,500 per month, a grant of 100,000 restricted shares per quarter (beginning in 2004) and sales commissions of 10% (to a maximum of $100,000) on new business generated for the Company by his direct efforts. The Board has since authorized the renewal of this Agreement on an annual basis on the same terms. In June 2005 Mr. Van Zandt was appointed as the Company’s Chief Financial Officer.
RESERVE INVESTMENTS CORPORATION
During the second quarter 2007 the Company entered into a Consulting Agreement with Reserve Investments Corporation for the provision of the management services of Sheldon Fenton to the Company. Reserve Investments is a management company of which Sheldon C. Fenton [the Company’s President/CEO] is an officer and a director. Since Mr. Fenton assumed the role as President and C.E.O. of Veridien in June 1998 until the Agreement he had never drawn a salary or received options for his services. The terms of this agreement at 12/31/07 were as follows: Compensation is in the form of a consulting fee of $175,000 per year plus a bonus of 3% of revenues over $5.833million. This bonus is capped at the lesser of (i) 10% of EBITA and $875,000. The parties have agreed that cash payment of Consulting Fee and Bonus will be contingent on the company having sufficient working capital and cash available to make said payments; if cash payment is not available then consulting fee and bonus shall be accrued and may be (i) taken in cash when cash/working capital is available in the company; or (ii) taken in stock at market rate; or (iii) applied as payment towards exercise price of options. At December 31, 2007, the full amount expensed by the Company for 2007 of $131,250 remained unpaid and shows on the balance sheet in Accounts Payable Related Party. The term of the contract is 3 years. In each of the 3 years of the contract, 2,500,000 Options will be given to Mr. Fenton. The vesting of these options will be contingent on Mr. Fenton continuing to provide consulting services to Veridien. The options will all expire on April 1, 2012 and the options granted for the first year of the contract will have an exercise price of $0.06, with a $0.10 exercise price for options vested in subsequent years.
LEXXEC CORPORATION
During the second quarter 2007 the Company entered into a Consulting Agreement with Lexxec Corporation for the provision of the management services of Kenneth Cancellara to the Company. Lexxec is owned by Kenneth Cancellara the Executive Chairman of Veridien. The terms of this agreement at 12/31/07 were as follows: Compensation is in the form of a consulting fee of $175,000 per year plus a bonus of 3% of revenues over $5.833million. This bonus is capped at the lesser of (i) 10% of EBITA and $875,000. The parties have agreed that cash payment of Consulting Fee and Bonus will be contingent on the company having sufficient working capital and cash available to make said payments; if cash payment is not available then consulting fee and bonus shall be accrued and may be (i) taken in cash when cash/working capital is available in the company; or (ii) taken in stock at market rate; or (iii) applied as payment towards exercise price of options. At December 31, 2007, the full amount expensed by the Company for 2007 of $131,250 remained unpaid and shows on the balance sheet in Accounts Payable Related Party. The term of the contract is 3 years. In each of the 3 years of the contract, 2,500,000 Options will be given to Mr. Cancellara. The vesting of these options will be contingent on Mr. Cancellara continuing to provide consulting services to Veridien. The options will all expire on April 1, 2012 and the options granted for the first year of the contract will have an exercise price of $0.06, with a $0.10 exercise price for options vested in subsequent years.
On May 8, 2007 the Company entered into an Agreement with Lexxec Corporation for the acquisition of 49.9% of Santius LifeSciences and the option to acquire the balance of 50.1% ownership under certain terms and conditions. Veridien acquired its 49.9% interest for:
(a)	an initial purchase price of 25 million common share warrants. These warrants vest immediately and have a term of 5 years. The exercise price for 14.2 million of the warrants is $0.06 and the exercise price for 10.8 million of the warrants is $0.10.;

(b)	additional purchase price of $1.071 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into initial product transaction(s) with a Net Present Value of not less the U.S. $6 million (as determined by an independent appraiser); and

(c)	additional purchase price of $1.214 million, which Lexxec shall use towards the exercise price of its Veridien warrants and which purchase price shall only be payable at the time when Santius has entered into additional product transaction(s) with a Net Present Value of not less the U.S. $13 million (as determined by an independent appraiser).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index

No.	Description of Exhibit

* 3.1	Certificate of Incorporation of VCT Acquisitions II, Inc. — Dated June 4, 1991

* 3.2	Restated Certificate of Incorporation of VCT Acquisitions II, Inc. — Dated September 13, 1991

* 3.3	Certificate of Amendment of Restated Certificate of Incorporation — November 6, 1991

* 3.4	Bylaws of Veridien Corporation — 1998 as amended to date

* 3.5	Certificate of the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series B Convertible Preferred Stock — Dated September 11, 1998

* 3.6	Certificate of Designation — Dated April 3, 1995

* 3.7	Certificate of Amendment to the Certificate of Incorporation — Dated February 16, 1996

* 3.8	Certificate of Amendment of Restated Certificate of Incorporation

* 3.9	Certificate of Amendment of Certificate of Incorporation — Dated May 27, 2002

* 3.10	Certificate of Designation for 2006-A Series of Convertible Redeemable Preferred Stock — dated November 7, 2006

* 3.11	Certificate of Designation for 2006-B Series of Convertible Redeemable Preferred Stock — dated November 7, 2006

* 3.12	Certificate of Designation for 2006-C Series of Convertible Redeemable Preferred Stock — dated November 7, 2006

* 3.13	Certificate of Amendment of Certificate of Incorporation — dated December 22, 2006

* 3.14	Certificate of Termination (of Previously Designated Preferred Stock) — dated June 14, 2007

* 4.1	Debenture Sample

* 4.2	General Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.3	Loan and Security Agreement between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.4	General Security Pledge between Veridien Corp. and Dunvegan Mortgage Corp. — Dated October 19, 1995

* 4.5	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation — Series I — Dated October 19, 1995

* 4.6	Warrant Agreement regarding Warrants to purchase Common Stock of Veridien Corporation — Series II — Dated October 19, 1995

No.	Description of Exhibit

* 4.7	Warrant to purchase Common Stock Series I and Series II — Dated December 12, 1995

* 4.8	Common Stock Purchase Warrant: $0.135 per share — Dated June 10, 1998

* 10.1	Building Lease

* 10.2	Canadian Licensing Agreement — Dated February 28, 1998

* 10.3	Contract Fill and Sub-lease with Horizon Pharmaceuticals, Inc. — Dated August 1, 1998

* 10.4	Trademark — Virahol

* 10.5	Trademark — Viraguard

* 10.6	Trademark — Viragel

* 10.7	Trademark — Vira- CD7

* 10.8	Australian Patent No. 667,930/Sterihol

* 10.9	Australian Patent No. 628,932/Virahol

* 10.10	Canadian Patent No. 1,337,329/Virahol

* 10.11	Mexican Patent No. 185,884/Virahol

* 10.12	U.K. Patent No. 2,294,639/Virahol

* 10.13	U.K. Patent No. 2,245,171/Virahol

* 10.14	U.S. Patent No. 5,405,602/Sterihol

* 10.15	U.S. Patent No. 5,145,663/Virahol

* 10.16	U.S. Patent No. 5,441,723/Virahol

* 10.17	U.S. Patent No. 5,637,307/Method of Immersion Sterilization & Organic Cold Chemical Sterilant

* 10.18	New Zealand Patent No. 269,419/Virahol

* 10.19	Employment Agreement with Paul Simmons

* 10.20	Employment Agreement with Andrew T. Libby, Jr.

* 10.21	Norpak Manufacturing Inc. Agreement

* 10.22	Consulting Agreement with Kenneth J. Chester

* 10.23	Option Agreement re: Purchase of SunSwipe, Inc.

* 10.24	Consulting Agreement with Robert P. Belling

* 10.25	Scott R. Dotson Agreement

* 10.26	Trademark — Veridien

* 10.27	Australian Patent No. 695,346/Virahol (DSII)

* 10.28	U.S. Patent No. 5,891,052/Diagnostic Syringe Actuator

* 10.29	U.S. Patent No. 5,895,354/Integrated Medical Diagnostic Center

* 10.30	U.S. Patent No. 5,925,052/Umbilical Surgical Scissors

* 10.31	U.S. Patent No. 5,985,929/Cold Chemical Sterilant

* 10.32	Canadian Patent No. 2,166,810/Virahol (DSII)

* 10.33	Trademark and Design — Viraguard

No.	Description of Exhibit

* 10.34	Employees & Consultants Compensation and Stock Option Plan

* 10.35	Consulting Agreement with Russell Van Zandt

* 10.36	Agreement with Mycosol, Inc.

* 10.37	Investment Agreement — Mineola Holdings Corporation, Veridien Corporation & Mycosol, Inc

*10.38	Binding Term Sheet of Veridien’s Acqusition of Santius LifeSciences

* 10.39	Agreeement between Veridien and Lexxec Corporation and Kenneth C. Cancellara

* 10.40	Agreement Between Veridien and Reserve Investments Corporation and Sheldon C. Fenton

* 10.41	Amendment No. 2 to the Memorandum of Understanding — Mycosol, Inc. & Veridien

* 16.1	Carter, Cartier, Melby and Guarino Letter (re: 8K filed at time of Change in Auditors)

* 21.1	Subsidiaries

* 21.2	Subsidiaries (as of December 31, 2000)

* 21.3	Subsidiaries (as of December 31, 2001)

* 21.4	Subsidiaries (as of December 31, 2002)

* 21.5	Subsidiaries (as of December 31, 2003)

* 21.6	Subsidiaries (as of December 31, 2004)

* 21.7	Subsidiaries (as of December 31, 2005)

*21.8	Subsidiaries (as of December 31, 2006)

21.9	Subsidiaries (as of December 31, 2007)

31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION, ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit previously filed.
Reports on Form 8-K
There were 6 reports on Form 8-K filed in 2007:

Date	Items	Description
January 1, 2007	2.02 & 9.01	Results of Operation / Press Release

May 9, 2007	1.01, 5.02 & 9.01	Entry into a Material Definitive Agreement /Appointment of Officer, Director

Date	Items	Description
May 24, 2007	1.01 & 9.01	Entry into a Material Definitive Agreement

June 18, 2007	5.03 & 9.01	Amendments to Articles of Incorporation or Bylaws

November 11, 2007	7.01 & 9.01	Regulation FD Disclosure / Press Release

December 10, 2007	7.01 & 9.01	Regulation FD Disclosure / Press Release
No reports contained any financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
On April 27, 2005 we retained Malone & Bailey, P.C. to act as our principal accountants.
AUDIT FEES
The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants for the audit of our annual financial statements and review of financial statements included in the Company’s 10-QSB filings were: 2007 — $71,788 and 2006-$85,498.
AUDIT-RELATED FEES
None
TAX FEES
The aggregate fees billed for each of the last two fiscal year for professional services rendered by our principal accountants for tax related items were: 2007 — $4,527 and 2006 — $3,810. The only services provided under this caption were preparation of our annual tax return.
ALL OTHER FEES
None

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIEN CORPORATION

By	/s/ Sheldon C. Fenton,	, President & CEO

Sheldon C. Fenton, President & C.E.O.

Date March 31, 2008

By	/s/ Russell D. VanZandt	, CFO

Russell D. VanZandt, C.F.O.

Date March 31, 2008
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sheldon C. Fenton

Sheldon C. Fenton, President & C.E.O.

Date March 31, 2008

By	/s/ Russell D. Van Zandt

Russell D. Van Zandt, C.F.O. and Chairman of the Board of Directors

Date March 31, 2008

By	/s/ Rene A. Gareau

Rene A. Gareau, Vice Chairman of the Board of Directors

Date March 31, 2008