Form 10-Q
period 2008-03-31
VERIDIEN CORP
filed 2008-05-15
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-25555
Veridien Corporation
(Exact name of registrant as specified in its charter)

Delaware	59-3020382

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7600 Bryan Dairy Road, Suite F, Largo, Florida	33777-1433

(Address of principal executive offices)	(Zip Code)
(727) 576-1600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 263,164,413 shares of common stock, par value $0.001 were outstanding at April 30, 2008.

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$102,749	$75,389
Marketable securities - trading	36,365	20,591
Accounts receivable, net of allowance of $71,308 and $53,893	515,168	607,449
Inventory	642,259	572,689
Prepaid expenses and other current assets	48,600	66,456

Total current assets	1,345,141	1,342,574

Property and equipment, net of accumulated depreciation of $436,863 and $434,999	30,662	32,432

Other assets:
Patents, net of accumulated amortization of $522,686 and $521,408, respectively	653,051	614,604
Goodwill	1,151,751	1,151,751
Security deposits	5,695	5,695

Total Assets:	$3,186,300	$3,147,056

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	March 31, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable	$26,449	$46,286
Notes payable — related party	234,102	234,102
Current portion of convertible debentures, net of debt Discount of $2,651 and $3,535 at March 31, 2008, and December 31, 2007	456,349	205,465
Current portion of convertible debentures — related party	275,000	275,000
Accounts payable	972,312	739,129
Accounts payable — related party	607,140	638,526
Accrued liabilities	148,423	191,759
Accrued liabilities — related party	193,173	166,528

Total current liabilities:	2,912,948	2,496,795

Long term liabilities:
Convertible debentures	-0-	50,000

Total liabilities:	2,912,948	2,546,795

Minority interest	39,388	90,049

Shareholders’ equity:
Preferred Stock - 23,200,000 undesignated, $.001 par value at March 31, 2008 and December 31, 2007
Series 2006-A preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at March 31, 2008 and December 31, 2007	201	201
Series 2006-B preferred stock, $.001 par value, 1,200,000 authorized, and 1,008,955 issued and outstanding at March 31, 2008 and December 31, 2007	1,009	1,009
Series 2006-C preferred stock, $.001 par value, 300,000 authorized, and 0 issued and outstanding at March 31, 2008 and December 31, 2007	-0-	-0-
Common stock — $.001 par value; 800,000,000 shares authorized, 263,164,413 and 262,549,196 issued and outstanding at March 31, 2008 and December 31, 2007	263,164	262,549
Additional paid-in capital	43,028,177	43,005,938
Cumulative foreign exchange adjustment	(158)	(17,421)
Accumulated deficit	(42,742,064)	(40,571,437)
Current period profit (loss)	(316,365)	(2,170,627)

Total shareholders’ equity:	233,964	510,212

Total Liabilities and Shareholders’ Equity:	$3,186,300	$3,147,056

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended,
	March 31, 2008		March 31, 2007
Revenue		$623,406	$587,468

Operating costs and expenses:
Cost of revenue		475,977	418,264
General, selling, and administrative		397,749	301,341
Research and development		131,737	151,199

		1,005,463	870,804

Other income (expense):
Interest expense		(26,308)	(21,396)
Realized gain on sale of Mycosol warrants		25,000	-0-
Unrealized gain on marketable securities		15,774	568
Interest income and dividend income		565	3,348

		15,031	(17,480)

Net loss before minority interest		(367,026)	(300,816)

Minority interest in Mycosol loss		50,661	56,882

Net loss		$(316,365)	$(243,934)

Deemed dividend on preferred stock	$	(-0-)	$(38,750)

Net loss attributable to common shareholders		$(316,365)	$(282,684)

Net loss attributable to common shareholders per common share — basic and diluted		$(0.00)	$(0.00)

Weighted average shares outstanding		262,854,268	256,446,291

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended,
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(316,365)	$(243,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,142	3,606
Non-cash expense of fair market value of warrants	10,354	-0-
Amortization of debt discount associated with BCF	884	884
Realized gain on sale of Mycosol warrants	(25,000)	-0-
Unrealized gain on marketable securities	(15,774)	(568)
Stock issuances for services	12,500	7,965
Minority interest	(50,661)	(56,882)
Changes in
Accounts receivable	92,281	83,805
Inventory	(69,570)	3,537
Prepaid expenses and other current assets	17,856	24,438
Accounts payable — third party	233,183	(75,616)
Accounts payable — related party	(31,386)	52,148
Accrued expenses — third party	(43,336)	(49,524)
Accrued expenses — related party	26,645	4,289

Net cash used in operating activities:	(155,247)	(245,852)

Cash flow from investing activities:
Purchase of property and equipment	(94)	(2,668)
Increase in patents	(39,725)	(8,326)
Proceeds from sale of Mycosol warrants	25,000	-0-

Net cash used in investing activities:	(14,819)	(10,994)

Cash flow from financing activities:
Proceeds from convertible debentures	200,000	-0-
Proceeds from preferred stock issuances	-0-	250,000
Payments on notes payable — third party	(19,837)	(25,371)

Net cash provided by financing activities:	180,163	224,629

Net effect of exchange rates on cash	17,263	(686)

Net increase/(decrease) in cash and equivalents	27,360	(32,903)
Cash at beginning of quarter	75,389	185,656

Cash at end of quarter	$102,749	$152,753

Non-cash investing and financing activities:
Conversion of debt to convertible debenture	$-0-	$125,000
Conversion of preferred stock to common stock	$-0-	$152,388
Conversion of debt to preferred stock	$-0-	$20,000
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at March 31, 2008
The accompanying consolidated financial statements of Veridien Corporation at March 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2008 are not necessarily indicative of the results which can be expected for the entire year.
Note A — Stock-Based Compensation
During the first quarter 2008 the Veridien issued the following:
(i)	443,748 shares of common stock valued at the market price at the date of grant, or $9,000, to a consultant for services rendered. Pursuant to our agreement with the consultant, they will continue to receive $1,000 of Veridien stock every month during 2008.

(ii)	171,739 shares of common stock valued at the market price at the date of grant, or $3,500, to an employee and a consultant for services rendered.
During the first quarter 2007 the Veridien issued the following:
(i)	197,818 shares of common stock valued at the market price at the date of grant, or $7,965, to three employees and a consultant for services rendered
During the first quarter 2008 the following warrants for the purchase of common stock were issued:
(i)	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately), the fair value of which was $1,503, $273 of which was expensed during the quarter;

(ii)	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $1,329 of which was expensed during the quarter;

(iii)	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair

Note A — Stock-Based Compensation — Continued
value of which was $4,784, $598 of which was expensed during the quarter.
     In addition to the above warrants issued, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (i) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;

(b)	To the consultant in (ii) above, 400,000 if 2008 Revenue exceeds $4.6 million;

(c)	To the consultant in (iii) above, 200,000 if 2009 Revenue exceeds $6 million;

(d)	To another consultant, maximum 1,000,000 per year to a consultant for 3 years
•	Year 1 — 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);

•	Year 2 — 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);

•	Year 3 — 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013).
For warrants where there were no counterparty performance conditions a Black-Scholes option-pricing model was used. Variables used included: (1) 2.76-2.85% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 66.66%, and (4) zero expected dividends.
During the three months ended March 31, 2008, Veridien expensed $8,752 related to warrants granted in prior years.
During the three months ended March 31, 2007, Veridien had no stock option issuances.
Note B — Consolidation of Mycosol
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

Note B — Consolidation of Mycosol — Continued
During first quarter 2008, Veridien advanced $48,000 to Mycosol by issuing short term loans to Mycosol. Veridien also sold 12,500 Mycosol warrants to a third-party investor for $25,000 cash. The sale of the warrants was treated as a sale of less than a controlling interest in a subsidiary with no basis and the entire $25,000 was recorded as other income. At March 31, 2008 Veridien owns 65.71% of Mycosol and has recorded $1,151,751 in goodwill related to Mycosol.
Note C — Marketable Securities — Trading
At March 31, 2008 and December 31, 2007 Veridien held 719,507 shares H-Quotient (HQNT), 370,495 shares of Healthnostics, Inc. (HNSO) and 431,404 shares of Standard Holdings Group LTD (SNDH) at their net fair market value of $36,365 and $20,591, respectively. At March 31, 2007 Veridien held 719,507 shares HQNT, 370,495 shares of HNSO and 431,404 shares of SNDH at their net fair market value of $38,045. These securities have been classified under SFAS 115 as Trading securities and accordingly, are carried at fair market value. Any unrealized gains and losses are recognized in current earnings.
Note D — Inventory
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2008, raw materials and finished goods amounted to $256,490 and $385,769 respectively. At December 31, 2007, raw materials and finished goods amounted to $334,626 and $238,063, respectively.
Note E — Convertible Debentures
In the first quarter of 2008, Veridien received $200,000 of cash proceeds from the sale of convertible debentures. Interest is accrued at 8% per annum, and mature in March 2009. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock at $.0215 per share. If the note has not been converted or paid by March 5, 2009, any outstanding principal and interest on that date will be automatically converted into shares of Veridien’s 2006 — A Series Preferred Stock.
Veridien analyzed the instruments above for derivative accounting and beneficial conversion feature consideration under SFAS 133 and EITF 00-27 and determined that they are not applicable.
Note F — Santius LifeSciences, Inc.
On May 8, 2007, Veridien acquired 49.9% of Santius LifeSciences and also the option to acquire the balance of 50.1% ownership from Lexxec Corporation. For this ownership interest, Veridien granted 25,000,000 share options for the purchase of 49.9% of Santius LifeSciences Inc. The exercise price for 14,200,000 of the options was $0.06 per share and for 10,800,000 of the options was $0.10 per share. The options’ fair value totaled $461,047. This non-cash amount was recorded as management consulting expense (additional compensation to Mr. Cancellara for joining Veridien). Variables used in the Black-Scholes option-pricing model included: (1) 4.54% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options, (3) expected volatility of 61.66%, and (4) zero expected dividends.
At December 31, 2007, Veridien consolidated the operations of Santius in accordance with FASB Interpretation 46 (Revised), “Consolidation of Variable Interest Entities”, which requires a company to consolidate a variable interest entity (VIE) if the company stands to absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns.
As a result of Mr. Cancellara’s departure from Veridien in late March 2008, Santius LifeSciences is no longer classified as a VIE of Veridien Corporation and is not consolidated in Veridien’s statements as of March 31, 2008.
In addition, as of March 31, 2008, Veridien owed $131,250 to Mr. Cancellara for consulting fees incurred during 2007. This payable was included with third party accounts payable as of Mach 31, 2008 and related party accounts payable as of December 31, 2007.

Item 2. Management’s Discussion and Analysis
First Quarter — March 31, 2008 Compared with March 31, 2007
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition for the first quarter ending March 31, 2008 compared to the same period of the prior year. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
Other product offerings include: Water Cooler Cleaning Kits, SunSwipe® Sunscreen Towelettes (SPF 15, SPF 30, SPF 45, SPF 45 — Baby, and Sunburn Relief) and BugSwipe® Bug Repellent Towelettes.
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

We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our consolidated statements also include the accounts of Mycosol, Inc. As of March 31, 2008 our investment interest in Mycosol is 65.71% (combination of Mycosol Preferred and Common Stock).
The Company has incurred losses since its inception. At March 31, 2008, the Company had an accumulated deficit of $43,058,429. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Result of Operations
First Quarter ended March 31, 2008 vs. First Quarter ended March 31, 2007

	First Quarter			Percentage of
	March 31			Gross Revenue
	2008		2007	2008	2007
Revenue		$623,406	$587,468	100%	100%
Cost of Revenue		475,977	418,264	76%	71%
Gross Profit		147,429	169,204	24%	29%

Operating Expenses:
General, Selling & Administrative		397,749	301,341	64%	51%
Research & Development		131,737	151,199	21%	26%
Other Income (Expense) Net		15,031	(17,480)	2%	(3)%
Net loss before minority interest		(367,026)	(300,816)	(59)%	(51)%
Minority interest in Mycosol loss		50,661	56,882	8%	10%
Net loss		$(316,365)	$(243,934)	(51)%	(42)%
Deemed dividend on preferred stock	$	(-0-)	$(38,750)	(0)%	(7)%
Net loss attributable to common shareholders		$(316,365)	$(282,684)	(51)%	(48)%
Consolidated gross income for first quarter 2008 increased by $73,361 or 12% to $664,745 compared with $591,384 in first quarter 2007.
•	Gross revenue from product sales increased for first quarter 2008 by $35,938 or 6% to $623,406 compared with $587,468 in first quarter 2007. The increase in sales can be attributed to growing sales to a large multinational customer and ongoing efforts in the medical and dental markets. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year. This should generate new revenue in 2008 and in future years. In addition, we have launched in March 2008 a national sales drive for medical markets across the United States, encompassing 21 new sales representatives.
•	During first quarter 2008, the Company recorded an unrealized gain in the amount of $15,774 compared to an unrealized gain in the amount of $568 in the same period for 2007. This resulted from an increase in the fair market value of 431,404 Standard Holdings Group LTD (SNDH) common shares valued at $.08 at March 31, 2008 compared to $.04 at December 31, 2007, partially offset by a decrease in the value of 370,495 Healthnostics, Inc. (HNSO) common shares valued at $.005 at March 31, 2008 compared to $.009 at December 31, 2007.
•	Interest income for first quarter 2008 decreased by $2,783 or 83% to $565 compared with $3,348 in first quarter 2007. The decrease in interest income is attributed to a lower cash balance earning interest at lower interest rates at the bank over the same period in the prior year.

•	During the first quarter 2008 the Company sold 12,500 Mycosol common share warrants for cash proceeds of $25,000 and realized a gain of $25,000 on the sale.
Consolidated gross expenses for first quarter 2008 increased by $139,571 or 16% to $1,031,771 compared with $892,200 in first quarter 2007.
•	The cost of goods sold from products sales for first quarter 2008 increased by $57,713 or 14% to $475,977 compared with $418,264 in first quarter 2007. This can be attributed to an increase in product sales of 6% for the same period. The cost of goods ratio as a percentage of product sales was 76% in first quarter 2008 compared to 71% in first quarter 2007. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sale of a product mix with decreased margins. Although the costs of isopropyl alcohol and freight surcharges being levied due to the increasing costs of oil has decreased margins, the Company continues to work toward decreasing the cost of goods ratio as a percentage by improving the product mix with higher margins by sourcing new manufacturers and adding new higher margin products.

•	General, selling, and administrative expenses for first quarter 2008 increased by $96,408 or 32% to $397,749 compared with $301,341 in first quarter 2007.

Increases that affected general and administrative expenses were associated with:
(1)	professional public company, legal, consulting and accounting fees for first quarter 2008 that increased by 16% to $63,026 compared with $54,190 in first quarter 2007;

(2)	rent expense for first quarter 2008 that increased by 2% to $27,882 compared with $27,240 in first quarter 2007;

(3)	professional management compensation expenses for the first quarter 2008 that increased by 100% to $43,750 compared with $-0- in first quarter 2007. This increase is attributable to a compensation package for Sheldon Fenton which was implemented in second quarter 2007;

(4)	equity based compensation expenses for the first quarter 2008 that increased by 100% to $10,354 compared with $-0- in first quarter 2007. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. These expenses are attributable to the summation of (i) $3,953 for options issued to third party consultants; (ii) $18,768 for options issued under compensation packages for Sheldon Fenton and Kenneth Cancellara; and (iii) $(12,367) for the cancellation of non-vested warrants from a management company.
Decreases during the same period were associated with:
(1)	insurance fees for first quarter 2008 that decreased by 9% to $21,283 compared with $23,298 in first quarter 2007;

(2)	sales and marketing expenses for first quarter 2008 that decreased by 33% to $116,488 compared with $173,459 in first quarter 2007.
•	Research and development expenses for first quarter 2008 decreased by $19,462 or 13% to $131,737 compared with $151,199 in first quarter 2007. Veridien Corporation had a decrease of $2,867 or 12% to $20,766 compared with $23,633 in first quarter 2007. Also, as of March 31, 2008 Santius LifeSciences is no longer classified as a variable interest entity (VIE) of Veridien Corporation and is not consolidated in Veridien’s statements. At March 31, 2008, Veridien recorded an adjustment to credit the Santius LifeSciences VIE balance sheet accounts which resulted in a credit of $36,772 recorded in research and development expenses. Mycosol, Inc research and development expenses increased by $20,177 or 16% to $147,743 compared with $127,566 in first quarter 2007. Mycosol expenses increased with respect to their development of their one issued patent and nine patents pending. The

Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.
•	Interest expense for first quarter 2008 increased by $4,912 or 23% to $26,308 compared with $21,396 in first quarter 2008. The increase in interest expense was due primarily to an increase in funding activities for 2007 and first quarter 2008.

•	Net losses increased to a net loss before minority interest in Mycosol to $367,026 for first quarter 2008 from a net loss of $300,816 for first quarter 2007. Net losses increased to a net loss after minority interest in Mycosol to $316,365 for first quarter 2008 from a net loss of $243,934 for first quarter 2007. Net loss attributable to common shareholders as March 31, 2007 was $282,684 due to a deemed dividend of $38,750 on preferred shares issued and preferred shares converted during 2007. There were no deemed dividends recorded in the first quarter of 2008.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of March 31, 2008 and December 31, 2007 we had working capital deficits of $1,567,807 and $1,154,221 respectively. Our independent registered public accountants stated in their report on the 2007 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.
•	During the three months ended March 31, 2008 71,739 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.021.

•	During the three months ended March 31, 2008 100,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.02.

•	During the three months ended March 31, 2008 443,478 common shares were issued to a consultant under the terms of their consulting agreement. The average effective price per share was $0.02.

•	During the first quarter we issued a convertible debenture for cash proceeds of $200,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.0215.

•	During the first quarter 2008 the following warrants for the purchase of common stock were issued:
(i)	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately),; the fair value of which was $1,503, $273 of which was expensed during the quarter;

(ii)	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $1,329 of which was expensed during the quarter;

(iii)	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair value of which was $4,784, $598 of which was expensed during the quarter;
•	In addition to the above warrants issued, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (i) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;

(b)	To the consultant in (ii) above, 400,000 if 2008 Revenue exceeds $4.6 million;

(c)	To the consultant in (iii) above, 200,000 if 2009 Revenue exceeds $6 million;

(d)	To another consultant, maximum 1,000,000 per year to a consultant for 3 years
•	Year 1 — 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);

•	Year 2 — 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);

•	Year 3 — 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013)

•	During the three months ended March 31, 2008, accounts receivable decreased by $92,281 to $515,168 from $607,449 at December 31, 2007.

•	During the three months ended March 31, 2008, inventory increased by $69,570 to $642,259 compared with $572,689 at December 31, 2007.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.

•	As of May 7, 2008, we have cash of approximately $395,856 and during May and June, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.

•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.

•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien’s ability to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
Item 4. Controls and Procedures
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
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended March 31, 2008:

Common Stock

At March 31, 2008, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

At March 31, 2008 an employee was entitled to the issuance of 71,739 common shares as part of his compensation package. These shares were accounted for in the first quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

Convertible Securities

On March 4, 2008 we issued a convertible debenture for cash proceeds of $200,000. This debenture was issued to a third party, unrelated, accredited investor. This debenture carries an interest rate of 8% and has a term of 1 year. This instrument is immediately convertible into common shares, at the option of the holder, at the conversion rate of $0.0215. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.

Options and Warrants

During the first quarter the following warrants for the purchase of Common Stock were issued to consultants providing sales consulting services to the company:
(i)	1,000,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting of 300,000 immediately, vesting of 350,000 if sales procured by them during 2008 exceed $500,000, vesting of 350,000 if sales procured by them during 2008 exceed $1 million);

(ii)	1,400,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting of 1 million if consultant at 12/31/08, 400,000 if 2008 Revenue exceeds $4.6 million);

(iii)	1,200,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting of 1 million if consultant at 12/31/09, 200,000 if 2009 Revenue exceeds $6 million);

(iv)	maximum 1,000,000 per year to a consultant for 3 years
•	Year 1 — 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);

•	Year 2 — 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);

•	Year 3 — 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013)
These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act.
(b)	Not applicable.

(c)	During the quarter ended March 31, 2008 the Company did not repurchase any of its equity securities.
Item 5. Other Information
Not applicable.

Item 6. Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
During the first quarter of 2008 there were no reports on Form 8-K issued by the Company.
SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation (Registrant)
Date: May 15, 2008	By	/s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date: May 15, 2008	By	/s/ Russell Van Zandt
Russell Van Zandt
Chief Financial Officer & Chairman