Form 10-Q
period 2008-06-30
VERIDIEN CORP
filed 2008-08-14
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 266,193,028 shares of common stock, par value $0.001 were outstanding at August 8, 2008.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash	$36,838	$75,389
Marketable Securities	20,488	20,591
Accounts receivable, net of allowance of $22,136 and $53,893	125,437	607,449
Inventory	717,536	572,689
Prepaid expenses and other current assets	32,432	66,456

Total current assets:	932,731	1,342,574

Property and equipment, net of accumulated depreciation of $438,749 and $434,999	28,812	32,432

Other assets:
Patents, net of accumulated amortization of of $523,963 and $521,408	673,112	614,604
Goodwill	1,151,751	1,151,751
Security deposits	5,695	5,695

Total Assets:	$2,792,101	$3,147,056

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Note payable	$13,224	$46,286
Notes payable — related party	249,102	234,102
Current portion of convertible debentures, net of debt discount	457,233	205,465
of $1,767 and $3,535 at June 30, 2008 and December 31, 2007	275,000	275,000
Current portion of convertible debentures — related party
Accounts payable	740,455	739,129
Accounts payable — related party	712,931	638,526
Accrued liabilities	161,883	191,759
Accrued liabilities — related party	202,678	166,528

Total current liabilities	2,812,506	2,496,795

Long-term liabilities:
Convertible debentures	-0-	50,000

Total liabilities:	2,812,506	2,546,795
Minority interest	25,683	90,049
Shareholders’ equity (deficit):
Preferred stock — 23,200,000 undesignated, $.001 par value at June 30, 2008 and December 31, 2007
Series 2006-A Preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at June 30, 2008 and December 31, 2007	201	201
Series 2006-B Preferred stock, $.001 par value, 1,200,000 authorized, and 999,141 and 1,008,955 issued and outstanding at June 30, 2008 and December 31, 2007	999	1,009
Series 2006-C Preferred stock, $.001 par value, 300,000 authorized, and 0 issued and outstanding at June 30, 2008 and December 31, 2007	-0-	-0-
Common Stock — $.001 par value; 800,000,000 shares authorized, 266,193,028 and 262,549,196 issued and outstanding at June 30, 2008 and December 31, 2007	266,193	262,549
Cumulative foreign exchange adjustment	(73)	(17,421)
Additional paid-in capital	43,014,590	43,005,938
Accumulated deficit	(42,742,064)	(40,571,437)
Current period loss	(585,934)	(2,170,627)

Total shareholders’ equity (deficit):	(46,088)	510,212

Total liabilities and shareholders’ equity (deficit):	$2,792,101	$3,147,056

The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenue	$193,341	$680,120	$816,747	$1,267,631

Operating costs and expenses:
Cost of revenue	120,536	449,945	596,513	869,727
General, selling, and administrative	237,212	1,006,841	634,962	1,312,973
Research and development	71,656	193,247	203,393	344,415

	429,404	1,650,033	1,434,868	2,527,115

Other income (expense):
Interest and dividend expense	(31,413)	(23,035)	(57,721)	(44,431)
Realized gain on sale of Mycosol warrants	-0-	-0-	25,000	-0-
Unrealized gain (loss) on marketable securities	(15,877)	(11,996)	(103)	(11,427)
Interest income	80	2,449	645	5,797

	(47,210)	(32,582)	(32,179)	(50,061)

Net income (loss) before minority interest	(283,273)	(1,002,495)	(650,300)	(1,309,545)
Minority interest in Mycosol loss	13,705	54,654	64,366	111,535

Net income (loss)	$(269,568)	$(947,841)	$(585,934)	$(1,198,010)

Deemed dividend on Preferred Stock	-0-	(57,875)	-0-	(96,625)

Net (Loss) Attributable to Common Shareholders	$(269,568)	$(1,005,716)	$(585,934)	$(1,294,635)

Weighted average Common shares outstanding — basic and diluted	265,026,924	261,955,513	263,940,596	259,200,902
Net loss attributable to Common shareholders per share — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(585,934)	$(1,198,010)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	6,305	7,428
Non-cash expense of fair market value of warrants	(10,580)	606,490
Amortization of debt discount associated with BCF	1,768	1,768
Realized gain on sale of Mycosol warrants	(25,000)	-0-
Non cash dividends	4,217	6,883
Unrealized loss on marketable securities	103	11,427
Stock issuances for services	18,650	14,715
Minority interest	(64,366)	(111,535)
Changes in operating assets and liabilities:
Accounts receivable	482,012	389,287
Inventory	(144,847)	(27,037)
Prepaid expenses and other current assets	34,024	45,796
Accounts payable — third party	1,325	(330,234)
Accounts payable — related party	74,405	159,932
Accrued expenses — third party	(29,876)	(44,312)
Accrued expenses — related party	36,150	(5,879)

Net cash used by operating activities:	(201,644)	(473,281)
Cash flow from investing activities:
Purchase of property and equipment	(130)	(3,550)
Purchase of additional interest in Mycosol	-0-	(25,000)
Proceeds from sale of Mycosol warrants	25,000	-0-
Increase in patents	(61,063)	(22,748)
Change in security deposits	-0-	2,588

Net cash used by investing activities:	(36,193)	(48,710)
Cash flow from financing activities:
Proceeds from convertible debentures	200,000	-0-
Proceeds from preferred stock issuances	-0-	750,000
Proceeds from notes payable — related party	15,000	100,000
Payments on notes payable — third party	(33,062)	(58,223)
Payments on notes payable — related party	-0-	(100,000)

Net cash provided by financing activities:	181,938	691,777

Net effect of exchange rates on cash	17,348	8,924

Net increase/(decrease) in cash	(38,551)	178,710
Cash at beginning of year	75,389	185,656

Cash at end of quarter	$36,838	$364,366

Non-cash investing and financing activities:
Conversion of debt to convertible debentures	-0-	$125,000
Conversion of convertible debentures to common stock	-0-	-0-
Conversion of preferred stock to common stock	$102,357	$277,123
Conversion of debt to preferred stock	-0-	$20,000
Issuance of common shares for additional Mycosol interest	-0-	$50,000
The accompanying notes are an integral part of these financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at June 30, 2008
The accompanying consolidated financial statements of Veridien Corporation at June 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.
Note A — Going Concern
The accompanying consolidated financial statements have been prepared assuming Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $43.3 million. Veridien has a deficit in working capital of $1,879,775 and is experiencing a continuing cash flow deficiency.
Veridien plans to continue to pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operations and research and development activities. Management anticipates cash flow from product sales and strategic equity financing will meet and exceed cash requirements in the fall of 2008. In addition, Veridien plans to pursue additional cash through debt and sales of preferred shares.
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
The consolidated financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Veridien be unable to continue as a going concern.
Note B — Stock-Based Compensation
During the first six months of 2008, Veridien issued the following shares of common stock:
(i)	656,609 shares of common stock valued at the market price at the date of grant [$12,000], to a consultant for services rendered. Pursuant to our agreement with the consultant, they will continue to receive $1,000 of Veridien stock every month during 2008.
(ii)	428,305 shares of common stock valued at the market price at the date of grant [$6,650], to two employees and a consultant for services rendered.

Note B — Stock-Based Compensation — Continued
During the first six months of 2008, the following warrants for the purchase of common stock were issued:
a.	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately), the fair value of which was $1,503, $683 of which was expensed during the first six months;
b.	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $2,658 of which was expensed during the first six months;
c.	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair value of which was $4,784, $1,196 of which was expensed during the first six months.
In addition to the above warrants issued in 2008, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (a) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;
(b)	To the consultant in (b) above, 400,000 if 2008 Revenue exceeds $4.6 million;
(c)	To the consultant in (c) above, 200,000 if 2009 Revenue exceeds $6 million;
(d)	To another consultant, maximum 1,000,000 per year for 3 years
•	Year 1 – 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);
•	Year 2 – 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);
•	Year 3 – 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013).
For warrants where there were no counterparty performance conditions a Black-Scholes option-pricing model was used to calculate the fair value. Variables used included: (1) 2.76-2.85% risk-free discount rate, (2) expected option life equal to the actual remaining life of the options as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the six months ended June 30, 2008, Veridien expensed $23,470 related to warrants granted in prior years. Also, during the six months ended June 30, 2008, Veridien recovered $46,775 in prior expenses for 5,000,000 warrants that were forfeited and did not vest per FAS 123R-A50.
Note C — Consolidation of Mycosol
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
During the first six months of 2008, Veridien advanced $101,400 to Mycosol by issuing short term loans to Mycosol. Veridien also sold 12,500 of its Mycosol common share purchase warrants to a third-party investor for $25,000 cash. Veridien had obtained these warrants as part of its subscription under the Mycosol Series A Preferred Share Offering. For each dollar invested, Mycosol issued Veridien one Mycosol Series A Preferred Share (value $1) and 0.375 Warrants to purchase Mycosol common stock at

Note C — Consolidation of Mycosol — Continued
$0.001. Veridien continues to hold ownership of the Series A Preferred Shares, but sold 12,500 of their un-exercised Mycosol warrants to a third-party for $25,000 cash. The sale of the warrants was treated as a sale of less than a controlling interest in a subsidiary with no basis and the entire $25,000 was recorded as other income [SAB.T.5H]. At June 30, 2008 Veridien owns 65.71% of Mycosol and has recorded $1,151,751 in goodwill related to Mycosol.
Note D — Marketable Securities
At June 30, 2008 and December 31, 2007 Veridien held 719,507 shares of H-Quotient (HQNT), 370,495 shares of Healthnostics, Inc. (HNSO) and 431,404 shares of Standard Holdings Group LTD (SNDH) at their net fair market value of $20,488 and $20,591, respectively. At June 30, 2007 Veridien held 719,507 shares HQNT, 370,495 shares of HNSO and 431,404 shares of SNDH at their net fair market value of $26,049. These securities have been classified under SFAS 115 as Trading securities and accordingly, are carried at fair market value. Any unrealized gains and losses are recognized in current earnings.
Note E — Inventory
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2008, raw materials and finished goods amounted to $218,727 and $498,809 respectively. At December 31, 2007, raw materials and finished goods amounted to $334,626 and $238,063, respectively.
Note F — Convertible Debentures
During the first six months of 2008, Veridien received $200,000 of cash proceeds from the sale of convertible debentures. Interest is accrued at 8% per annum, and the debentures mature in March 2009. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock at $0.0215 per share. If the note has not been converted or paid by March 5, 2009, any outstanding principal and interest on that date will be automatically converted into shares of Veridien’s 2006-A Series Preferred Stock.
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
Note G — Preferred Stock
During the second quarter 2008 the holder of 9,814 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $4,217 into 2,558,918 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
At June 30, 2008 and December 31, 2007, there were 200,607 Series A Preferred Stock and 999,141 Series B Preferred Stock issued and outstanding and 200,607 Series A Preferred Stock and 1,008,955 Series B Preferred Stock issued and outstanding, respectively.

Note H — Santius LifeSciences, Inc.
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
As a result of Mr. Cancellara’s departure from Veridien in late March 2008, Santius LifeSciences is no longer classified as a VIE of Veridien Corporation and is not consolidated in Veridien’s statements during the first six months of 2008.
In addition, as of June 30, 2008, Veridien owed $131,250 to Mr. Cancellara for consulting fees incurred during 2007. This payable was included with third party accounts payable as of June 30, 2008 and related party accounts payable as of December 31, 2007.

Item 2. Management’s Discussion and Analysis
First Quarter — June 30, 2008 Compared with June 30, 2007
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of June 30, 2008 for the three months and six months ended June 30, 2008 and June 30, 2007, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
Other product offerings include: Water Cooler Cleaning Kits, SunSwipe® Sunscreen Towelettes (SPF 15, SPF 30, SPF 45, SPF 45 – Baby, and Sunburn Relief) and BugSwipe® Bug Repellent Towelettes.
During 2004 the Company decided to make a strategic extension of its current focus by partnering with innovative pioneers to pursue development of proprietary technology. To this end, the Company entered into an Agreement with Mycosol, Inc., a development-stage chemical and pharmaceutical company, located in the Research Triangle Park area of North Carolina. While Veridien’s focus is on anti-infectives — killing bacteria, mold, mildew, and viruses — through our Viraguard® product line of proprietary, alcohol-based liquid and towelette antiseptics and disinfectants, Mycosol is developing complementary, non-alcohol-based technologies of safe, potent, long lasting products that it believes will not only kill, but retard the regrowth of infective microbials — particularly mold.
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our consolidated statements also include the accounts of Mycosol, Inc. As of June 30, 2008 our investment interest in Mycosol is 65.71% (combination of Mycosol Preferred and Common Stock).
The Company has incurred losses since its inception. At June 30, 2008, the Company had an accumulated deficit of $43,327,998. The Company has financed its ongoing business activities through a combination of sales, equity financing, sale of marketable securities and debt.

Results of Operations
Second Quarter ended June 30, 2008 vs. Second Quarter ended June 30, 2007

	Second Quarter		Percentage of
	June 30,		Net Revenue
	2008	2007	2008	2007
Revenue	$193,341	$680,120	100%	100%
Cost of Revenue	120,536	449,945	62%	66%

Gross Profit	72,805	230,175	38%	34%

Operating Expenses:
General, Selling & Administrative	237,212	1,006,841	123%	148%
Research & Development	71,656	193,247	37%	28%

Loss from Operations	(236,063)	(969,913)	(122)%	(143)%
Other Expense Net	(47,210)	(32,582)	(24)%	(5)%

Net Loss Before Minority Interest	(283,273)	(1,002,495)	(147)%	(147)%

Minority Interest	13,705	54,654	7%	8%

Net Loss	(269,568)	(947,841)	(139)%	(139)%
Deemed Dividend on Preferred Stock	-0-	(57,875)	(0)%	(9)%

Net Loss Attributable to Common Shareholders	$(269,568)	$(1,005,716)	(139)%	(148)%
Consolidated gross income (operating and non-operating) for second quarter 2008 decreased by $489,148 or 72%, to $193,421 compared with $682,569 in second quarter 2007.
•	Gross revenue from product sales decreased in second quarter 2008 by $486,779, or 72%, to $193,341 compared with $680,120 in second quarter 2007. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year. This should generate new revenue in 2008 and in futures years. In addition, we launched in March 2008 a national sales drive for medical markets across the United States, encompassing 26 new sales representatives. As a result of their efforts several clinical trials are underway and we expect orders to begin from the results in the third quarter.
•	Interest income for second quarter 2008 decreased by $2,369 or 97% to $80 compared with $2,449 in second quarter 2007. The decrease in interest income is attributed to a lower cash balance earning interest at lower interest rates at the bank over the same period in the prior year.
Consolidated gross expenses for second quarter 2008 decreased by $1,208,370, or 72%, to $476,694 compared with $1,685,064 in second quarter 2007.
•	The cost of goods sold from product sales for second quarter 2008 decreased by $329,409 or 73% to $120,536 compared with $449,945 in second quarter 2007. The cost of goods ratio as a percentage of product sales was 62% in second quarter 2008 compared to 66% in second quarter 2007. The decrease in the ratio of the cost of goods sold from product sales as a percentage of sales revenue resulted primarily from a product mix during the second quarter 2008 with increased margins. Profit margins for product sales were at 38% and 34%, respectively for second quarter 2008 and second quarter 2007.

•	General, selling, and administrative expenses for second quarter 2008 decreased by $769,629 or 76% to $237,212 compared with $1,006,841 during the same period of 2007
     Decreases that affected general and administrative expenses were associated with:
(1)	professional management compensation expenses for the second quarter 2008 that decreased by 50% to $43,750 compared with $87,500 in second quarter 2007. This decrease is attributable to a compensation package for Sheldon Fenton and Kenneth Cancellara which was implemented in second quarter 2007; however, was eliminated for Cancellara in 2008; and
(2)	equity based compensation expenses for the second quarter 2008 that decreased by 103% to ($20,934) compared with $598,362 in second quarter 2007. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. These expenses are attributable to the summation of (i) $4,688 for the second quarter 2008 and $21,025 in second quarter 2007 for options issued to third party consultants; (ii) $9,384 for the second quarter 2008 and $116,290 in second quarter 2007 for options issued under compensation packages for management; (iii) $(34,408) for the second quarter 2008 and $-0- in second quarter 2007 for the forfeiture of non-vested warrants from a management compensation package; and (iv) $-0- for the second quarter 2008 and $461,047 in second quarter 2007 for the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc..
     Increases during the same period were associated with:
(1)	insurance fees for second quarter 2008 that increased by 3% to $26,917 compared with $27,625 in second quarter 2007;
(2)	sales and marketing expenses for second quarter 2008 that increased by 28% to $83,965 compared with $65,535 in second quarter 2007; and
(3)	rent expense for second quarter 2008 that increased by 2% to $27,882 compared with $27,240 in second quarter 2007.
•	Research and development expenses for second quarter 2008 decreased by $121,591, or 63% to $71,656 compared with $193,247 in second quarter 2007. Veridien Corporation had a decrease of $3,672 or 10% to $31,689 for the second quarter 2008 compared with $35,361 in second quarter 2007. Also, as of March 31, 2008 Santius LifeSciences is no longer classified as a variable interest entity (VIE) of Veridien Corporation and is not consolidated in Veridien’s statements. Mycosol, Inc research and development expenses decreased by $113,511 or 74% to $39,967 for the second quarter 2008 compared with $153,478 in second quarter 2007. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.
•	Interest and dividend expense for second quarter 2008 increased by $8,378 or 36% to $31,413 compared with $23,035 in second quarter 2007. The increase in interest expense was due primarily to an increase in debt for funding. Also the Company expensed $884 in convertible debenture discount per Black Scholes calculations in second quarter 2008 and 2007.
•	During second quarter 2008 the Company recorded an unrealized loss in the amount of $15,877 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and 431,404 Standard Global Holding Group (SNDH) shares. During second quarter 2007 the Company recorded an unrealized loss in the amount of $11,996 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and a decline in the FMV of 431,404

Standard Global Holding Group (SNDH) shares. The current fair market value of all marketable securities is $20,488 at June 30, 2008 and $20,591 at December 31, 2007.
•	Net loss decreased to a net loss before Minority interest in Mycosol to $283,273 for second quarter 2008 from a net loss of $1,002,495 in second quarter 2007. Net loss decreased to a net loss after Minority interest in Mycosol to $269,568 for second quarter 2008 from a net loss of $947,841 in second quarter 2007. Net loss attributable to common shareholders as of second quarter 2007 was $1,005,716 due to a deemed dividend of $57,875 on preferred shares issued and preferred shares converted during 2007. There were no deemed dividends in 2008 during this same period.

Six Months ended June 30, 2008 vs. Six Months ended June 30, 2007

	Six Months ended		Percentage of
	June 30,		Net Revenue
	2008	2007	2008	2007
Revenue	$816,747	$1,267,631	100%	100%
Cost of Goods Sold	596,513	869,727	73%	69%

Gross Profit	220,234	397,904	27%	31%

Operating Expenses:
General, Selling & Administrative	634,962	1,312,973	78%	104%
Research & Development	203,393	344,415	25%	27%

Loss from Operations	(618,121)	(1,259,484)	(76)%	(99)%
Other Expense Net	(32,179)	(50,061)	(4)%	(4)%

Net Loss Before Minority Interest	(650,300)	(1,309,545)	(80)%	(103)%
Minority Interest	64,366	111,535	8%	9%

Net Loss	(585,934)	(1,198,010)	(72)%	(95)%
Deemed Dividend on Preferred Stock	-0-	(96,625)	0%	(8)%

Net Loss Attributable to Common Shareholders	$(585,934)	$(1,294,635)	(72)%	(102)%

Consolidated gross income (operating and non-operating) for the six months ended June 30, 2008 decreased by $431,036, or 34% to $842,392 compared with $1,273,428 during the same period of 2007.
•	Gross revenue from product sales decreased for the first six months of 2008 by $450,884, or 36%, to $816,747 compared with $1,267,631 in 2007. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year. This should generate new revenue in 2008 and in futures years. In addition, we launched in March 2008 a national sales drive for medical markets across the United States, encompassing 26 new sales representatives. As a result of their efforts several clinical trials are underway and we expect orders to begin from the results in the third quarter.
•	During the first six months of 2008 the Company sold 12,500 Mycosol common share purchase warrants that it held to a third-party investor for $25,000 cash and recognized a realized gain from the sale. Veridien had obtained these warrants as part of its subscription under the Mycosol Series A Preferred Share Offering. For each dollar invested, Mycosol issued Veridien one Mycosol Series A Preferred Share (value $1) and 0.375 Warrants to purchase Mycosol common stock at $0.001. Veridien continues to hold ownership of the Series A Preferred Shares, but sold 12,500 of their un-exercised Mycosol warrants to a third-party for $25,000 cash. The sale of the warrants was treated as a sale of less than a controlling interest in a subsidiary with no basis and the entire $25,000 was recorded as other income [SAB.T.5H].
•	Interest income for the first six months of 2008 decreased by $5,152 or 89% to $645 compared with $5,797 during the same period of 2007. The decrease in interest income is attributed to a lower cash balance earning interest at lower interest rates at the bank over the same period in the prior year.

Consolidated gross expenses for the first six months of 2008 decreased by $1,090,281 or 42%, to $1,492,692 compared with $2,582,973 during the same period of 2007.
•	The cost of goods sold from product sales for the six months ended June 30, 2008 decreased by $273,214 or 31% to $596,513 compared with $869,727 during the same period of 2007. The cost of goods ratio as a percentage of product sales was 73% during the six months ended June 30, 2008 compared to 69% in the same period 2007. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from sales of a product mix with decreased margins and the increase in sampling with the new sales force to potential customers in the medical markets. Profit margins for product sales were at 27% and 31%, respectively for the first six months of 2008 and 2007.
•	General, selling, and administrative expenses for six months ended June 30, 2008 decreased by $678,011 or 52% to $634,962 compared with $1,312,973 during the same period of 2007.
     Decreases that affected general and administrative expenses were associated with:
(1)	equity based compensation expenses for the first six months ended June 2008 that decreased by 102% to ($10,580) compared with $606,490 in the same period of 2007. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. These expenses are attributable to the summation of (i) $9,239 for the six months ended June 2008 and $29,153 for the same period of 2007 for options issued to third party consultants; (ii) $28,152 for the first six months ended June 2008 and $116,290 for the same period of 2007 for options issued under compensation packages for management; (iii) $(46,775) in the first six months ended June 2008 and $-0- for the same period of 2007 for the cancellation of non-vested warrants from a management compensation package and a third party consultant package; and (iv) $-0- for the first six months ended June 2008 and $461,047 for the same period of 2007 for the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc..
     Increases during the same period were associated with:
(1)	sales and marketing expenses for the six months ended June 2008 that increased by 54% to $200,853 compared with $130,710 in the same period 2007. The increase is attributable to the launch of a national sales drive for medical markets across the United States which encompasses 26 new sales representatives;
(2)	professional public company, legal, consulting and accounting fees for six months ended June 30, 2008 that increased by 7% to $122,128 compared with $113,849 in the same period 2007; and
(3)	rent expense for the six months ended June 2008 that increased by 2% to $55,764 compared with $54,480 in the same period 2007;
•	During the first six months of 2008 the Company recorded an unrealized loss in the amount of $103 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and 431,404 Standard Global Holding Group (SNDH) shares. During the first six months of 2007 the Company recorded an unrealized loss in the amount of $11,427 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and a decline in the FMV of 431,404 Standard Global Holding Group (SNDH) shares. The current fair market value of all marketable securities is $20,488 at June 30, 2008 and $20,591 at December 31, 2007.
•	Research and development expenses for the first six months of 2008 decreased by $141,022, or 41% to $203,393 compared with $344,415 in the same period 2007. Veridien Corporation had a decrease of $6,508 or 11% to $52,455 during the first six months of 2008 compared with $58,963 in the same period 2007. Also, as of March 31, 2008 Santius LifeSciences is no longer classified as a variable interest entity (VIE) of Veridien Corporation and is not consolidated in Veridien’s statements. Mycosol, Inc research and development expenses decreased by $93,335 or 33% to $187,709 during the first six months of 2008 compared with $281,044 in the same period of 2007. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.
•	Interest and dividend expense for the first six months of 2008 increased by $13,290, or 30% to $57,721 compared with $44,431 during the same period of 2007. The increase in interest expense was due primarily to an increase in debt for funding. The Company expensed $1,768 in convertible debenture discount per Black Scholes calculations in the first six months of 2008 and in the same period 2007.
Net loss decreased to a net loss before Minority interest in Mycosol to $650,300 for the first six months of 2008 from a net loss of $1,309,545 in the same period of 2007. Net loss decreased to a net loss after Minority interest in Mycosol to $585,934 for the first six months of 2008 from a net loss of $1,198,010 in the same period of 2007. Net loss attributable to common shareholders as of the first six months of 2007 was $1,294,635 due to deemed dividend of $96,625 on preferred shares issued and preferred shares converted in 2007. There were no deemed dividend in 2008 during this same period.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of June 30, 2008 and December 31, 2007 we had working capital deficits of $1,879,775 and $1,154,221 respectively. Our independent registered public accountants stated in their report on the 2007 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.
•	During the second quarter 2008 the holder of 9,814 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $4,217 into 2,558,918 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
•	During the six months ended June 30, 2008 50,000 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.011.
•	During the six months ended June 30, 2008 178,305 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.017.
•	During the six months ended June 30, 2008 200,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.0155.
•	During the six months ended June 30, 2008 656,609 common shares were issued to a consultant under the terms of their consulting agreement. The average effective price per share was $0.018.
•	During the first quarter 2008 we issued a convertible debenture for cash proceeds of 200,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.0215.

•	During the first six months of 2008 we issued the following warrants to purchase common stock:
(i)	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately),; the fair value of which was $1,503, $683 of which was expensed during the first six months of 2008;
(ii)	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $2,658 of which was expensed during the first six months of 2008;
(iii)	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair value of which was $4,784, $1,196 of which was expensed during the first six months of 2008;
     In addition to the above warrants issued, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (i) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;
(b)	To the consultant in (ii) above, 400,000 if 2008 Revenue exceeds $4.6 million;
(c)	To the consultant in (iii) above, 200,000 if 2009 Revenue exceeds $6 million;
(d)	To another consultant, maximum 1,000,000 per year to a consultant for 3 years
•	Year 1 – 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);
•	Year 2 – 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);
•	Year 3 – 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013)
•	During the three months ended June 30, 2008, accounts receivable decreased by $482,012 to $125,437 from $607,449 at December 31, 2007.
•	During the three months ended June 30, 2008, inventory increased by $144,847 to $717,536 compared with $572,689 at December 31, 2007.
•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
•	As of August 5, 2008, we have cash of approximately $44,889 and during August and September, we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.
•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien’s ability to compete effectively in the marketplace.

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

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(b)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended June 30, 2008:
Common Stock
During the second quarter the holder of 9,814 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $4,216.71 into 2,558,918 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04. This issuance is considered exempt from registration by reason of 3(a)(9) of the Securities Act.
At June 30, 2008, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the first quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
At June 30, 2008 two employees and one consultant were entitled to the issuance of 369,697 common shares as part of their compensation packages for services provided during the second quarter. These shares were accounted for in the second quarter but were not issued by the end of the quarter. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.
(c)	Not applicable.
(d)	Not applicable.
(e)	During the quarter ended June 30, 2008 the Company did not repurchase any of its equity securities.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Report on Form 8-K
A.	Exhibits
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(c)	Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Exhibit 32.2 — Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
B.	Report on Form 8-K
     During the second quarter of 2008 there was 1 report on Form 8-K issued by the Company:
i.	April 2, 2008
Item 5.02 (b) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation
(Registrant)
Date: August 14, 2008	By /s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date: August 14, 2008	By /s/ Russell Van Zandt
Russell Van Zandt
Chief Financial Officer & Chairman