Form 10-Q
period 2008-09-30
VERIDIEN CORP
filed 2008-11-14
CIK 1064011

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 266,825,170 shares of common stock, par value $0.001 were outstanding at November 13, 2008.

Pages
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis	12

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Exhibits
(a) Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

(b) Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

(c) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

(d) Exhibit 32.2 - Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Veridien Corporation
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,
	2008	December 31, 2007
Assets
Current assets:
Cash	$27,597	$75,389
Marketable securities	19,561	20,591
Accounts receivable, net of allowance of $21,606 and $53,893	94,310	607,449
Inventory	719,825	572,689
Prepaid expenses and other current assets	25,517	66,456

Total current assets:	886,810	1,342,574

Property and equipment, net of accumulated depreciation of $440,608 and $434,999	26,872	32,432

Other assets:
Patents, net of accumulated amortization of of $525,241 and $521,408	695,410	614,604
Goodwill	1,151,751	1,151,751
Security deposits	3,400	5,695

Total Assets:	$2,764,243	$3,147,056

See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
And Subsidiaries
Consolidated Balance Sheets — Continued
(Unaudited)

	September	December
	30, 2008	31, 2007
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$19,901	$46,286
Notes payable — related party	354,102	234,102
Current portion of convertible debentures, net of debt discount of $883 and $3,535 at September 30, 2008 and December 31, 2007	458,117	205,465
Current portion of convertible debentures — related party	275,000	275,000
Accounts payable	829,474	739,129
Accounts payable — related party	765,002	638,526
Accrued liabilities	175,490	191,759
Accrued liabilities — related party	219,976	166,528

Total current liabilities:	3,097,062	2,496,795

Long-term liabilities:
Convertible debentures	-0-	50,000

Total liabilities:	3,097,062	2,546,795

Minority interest	21,824	90,049
Shareholders’ equity:
Preferred stock - 23,200,000 undesignated, $.001 par value at September 30, 2008 and December 31, 2007	201	201
Series 2006-A preferred stock, $.001 par value, 300,000 authorized, and 200,607 issued and outstanding at September 30, 2008 and December 31, 2007

Series 2006-B preferred stock, $.001 par value, 1,200,000 authorized, and 999,141 and 1,008,955 issued and outstanding at September 30, 2008 and December 31, 2007	999	1,009

Series 2006-C preferred stock, $.001 par value, 300,000 authorized, and 0 issued and outstanding at September 30 ,2008 and December 31, 2007	-0-	-0-

Common Stock — $.001 par value; 800,000,000 shares authorized, 266,825,170 and 262,549,196 issued and outstanding at September 30, 2008 and December 31, 2007	266,825	262,549
Cumulative foreign exchange adjustment	(1,404)	(17,421)
Additional paid-in capital	43,034,926	43,005,938
Accumulated deficit	(42,742,064)	(40,571,437)
Current period profit (loss)	(914,126)	(2,170,627)

Total shareholders’ equity:	(354,643)	510,212

Total Liabilities and Shareholders’ Equity:	$2,764,243	$3,147,056

See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Month Periods ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$222,632	$341,560	$1,039,379	$1,609,191

Operating costs and expenses:
Cost of revenue	169,991	159,052	766,504	1,028,778
General, selling, and administrative	309,174	404,909	944,136	1,717,882
Research and development	44,677	161,747	248,070	506,163

	523,842	725,708	1,958,710	3,252,823

Other income (expense):
Interest and dividend expense	(29,921)	(18,615)	(87,642)	(63,046)
Realized gain on sale of Mycosol warrants	-0-	-0-	25,000	-0-
Unrealized loss on investments	(926)	(1,820)	(1,029)	(13,247)
Interest income	7	2,457	652	8,254

	(30,840)	(17,978)	(63,019)	(68,039)

Net loss before minority interest	(332,050)	(402,126)	(982,350)	(1,711,671)

Minority interest in Mycosol loss	3,858	39,726	68,224	151,261

Net loss	$(328,192)	$(362,400)	$(914,126)	$(1,560,410)

Deemed dividend on preferred stock	-0-	-0-	-0-	(96,625)
Net loss attributable to common shareholders	$(328,192)	$(362,400)	$(914,126)	$(1,657,035)

Weighted average common shares outstanding — basic and diluted	266,403,742	262,128,659	264,761,645	260,176,821
Net loss attributable to common shareholders per share — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(914,126)	$(1,560,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,442	11,217
Non-cash expense fair market value of warrants	4,688	639,594
Amortization of debt discount associated with BCF	2,652	2,652
Realized gain on sale of Mycosol warrants	(25,000)	-0-
Non-cash dividends	4,217	6,883
Unrealized loss on marketable securities	1,029	13,247
Stock issued for services	24,350	19,615
Minority interest in Mycosol	(68,224)	(151,261)
Changes in operating assets and liabilities:
Accounts receivable (net of allowance)	513,139	446,718
Inventory	(147,136)	(86,372)
Prepaid expenses and other current assets	40,939	27,628
Accounts payable — third party	90,345	(283,126)
Accounts payable — related party	126,476	320,625
Accrued expenses — third party	(16,269)	(31,993)
Accrued expenses — related party	53,448	3,167

Net cash used in operating activities:	(300,030)	(621,816)

Cash flow from investing activities:
Purchase of property and equipment	(49)	(4,719)
Purchase of additional interest in Mycosol	-0-	(25,000)
Proceeds from sale of Mycosol warrants	25,000	-0-
Increase in patents	(84,639)	(101,242)
Decrease in security deposits	2,295	2,588

Net cash used in investing activities:	(57,393)	(128,373)

Cash flow from financing activities:
Proceeds from convertible debentures	200,000	-0-
Proceeds from preferred stock issuances	-0-	750,000
Proceeds on notes payable — third party	26,936	29,130
Proceeds on notes payable — related party	120,000	100,000
Payments on notes payable — third party	(53,322)	(65,507)
Payments on notes payable — related party	-0-	(100,000)

Net cash provided by financing activities:	293,614	713,623

Net effect of exchange rates on cash	16,017	25,757
Net change in cash	(47,792)	(10,809)
Cash at beginning of year	75,389	185,656

Cash at end of quarter	$27,597	$174,847

Non-cash investing and financing activities:
Conversion of debt to convertible debentures	-0-	$125,000
Conversion of convertible debentures to common stock	-0-	-0-
Conversion of preferred stock to common stock	$102,357	277,123
Conversion of debt to preferred stock	-0-	20,000
Issuance of common shares for additional Mycosol interest	-0-	50,000
See accompanying summary of accounting policies and notes to financial statements.

Veridien Corporation
and
Subsidiaries
Notes to the Unaudited Interim Consolidated Financial Statements at September 30, 2008
The accompanying consolidated financial statements of Veridien Corporation at September 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Veridien’s audited financial statements and notes thereto included in Veridien’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.
Note A — Going Concern
The accompanying consolidated financial statements have been prepared assuming Veridien’s continuation as a going concern. Since inception, Veridien has incurred losses of approximately $43.7 million. Veridien has a deficit in working capital of $2,210,252 and is experiencing a continuing cash flow deficiency.
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
Note B — Fair Value Measurements
Effective January 1, 2008, Veridien adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (FAS 157), “Fair Value Measurements” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are measured at fair value on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements. The initial application of FAS 157 is limited to the Veridien’s investments in marketable equity securities classified as trading. The fair value measurements for these instruments are based on quoted prices or observable market inputs. The value of these instruments is

Note B — Fair Value Measurements — Continued
immaterial to Veridien’s financial statements and the related gains or losses from periodic measurement at fair value are de minimis.
On January 1, 2009, Veridien will adopt FAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. Veridien does not expect the adoption to have a material impact on its financial statements.
Note C — Stock-Based Compensation
During the first nine months of 2008, Veridien issued the following shares of common stock:
(i)	1,011,370 shares of common stock valued at the market price at the date of grant [$15,000], to a consultant for services rendered. Pursuant to our agreement with the consultant, they will continue to receive $1,000 of Veridien stock every month during 2008.
(ii)	705,686 shares of common stock valued at the market price at the date of grant [$9,350], to an employee and two consultants for services rendered.
During the first nine months of 2008 we issued the following warrants to purchase of common stock:
(i)	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately), the fair value of which was $1,503, $1,093 of which was expensed during the first nine months of 2008;

(ii)	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $3,987 of which was expensed during the first nine months of 2008;

(iii)	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair value of which was $4,784, $1,794 of which was expensed during the first nine months of 2008.
In addition to the above warrants issued in 2008, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (i) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;

(b)	To the consultant in (ii) above, 400,000 if 2008 Revenue exceeds $4.6 million;

(c)	To the consultant in (iii) above, 200,000 if 2009 Revenue exceeds $6 million;

(d)	To another consultant, maximum 1,000,000 per year for 3 years:
•	Year 1 — 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);

•	Year 2 — 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);

Note C — Stock-Based Compensation — Continued
•	Year 3 — 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013).
For warrants where there were no counterparty performance conditions a Black-Scholes option-pricing model was used to calculate the fair value. Variables used included: (1) 2.76-2.85% risk-free discount rate, (2) expected life equal to the actual remaining life of the warrants as of each period end, (3) expected volatility of 61.66%, and (4) zero expected dividends.
During the nine months ended September 30, 2008, Veridien expensed $44,589 related to warrants granted in prior years and $6,874 related to warrants granted in 2008. Also, during the nine months ended September 30, 2008, Veridien recovered $46,775 in prior expenses for 5,000,000 warrants that were forfeited and did not vest per FAS 123R-A50.
Note D — Consolidation of Mycosol
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
During the first nine months of 2008, Veridien advanced $117,300 to Mycosol by issuing short term loans to Mycosol. Veridien also sold 12,500 of its Mycosol common share purchase warrants to a third-party investor for $25,000 cash. Veridien had obtained these warrants as part of its subscription under the Mycosol Series A Preferred Share Offering. For each dollar invested, Mycosol issued Veridien one Mycosol Series A Preferred Share (value $1) and 0.375 Warrants to purchase Mycosol common stock at $0.001. Veridien continues to hold ownership of the Series A Preferred Shares, but sold 12,500 of their un-exercised Mycosol warrants to a third-party for $25,000 cash. The sale of the warrants was treated as a sale of less than a controlling interest in a subsidiary with no basis and the entire $25,000 was recorded as other income [SAB.T.5H]. At September 30, 2008 Veridien owns 65.71% of Mycosol and has recorded $1,151,751 in goodwill related to Mycosol.
Note E — Marketable Securities
At September 30, 2008 and December 31, 2007 Veridien held 719,507 shares of H-Quotient (HQNT), 370,495 shares of Healthnostics, Inc. (HNSO) and 431,404 shares of Standard Holdings Group LTD (SNDH) at their net fair market value of $19,561 and $20,591, respectively. At September 30, 2007 Veridien held 719,507 shares HQNT, 370,495 shares of HNSO and 431,404 shares of SNDH at their net fair market value of $24,230. These securities have been classified under SFAS 115 as Trading securities and accordingly, are carried at fair market value. Any unrealized gains and losses are recognized in current earnings.

Note F — Inventory
Inventories, consisting primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2008, raw materials and finished goods amounted to $209,440 and $510,385 respectively. At December 31, 2007, raw materials and finished goods amounted to $334,626 and $238,063, respectively.
Note G — Convertible Debentures
During the first nine months of 2008, Veridien received $200,000 of cash proceeds from the sale of convertible debentures. Interest is accrued at 8% per annum, and the debentures mature in March 2009. Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock at $0.0215 per share. If the debenture has not been converted or paid by March 5, 2009, any outstanding principal and interest on that date will be automatically converted into shares of Veridien’s 2006-A Series Preferred Stock.
Veridien analyzed the instruments above for derivative accounting and beneficial conversion feature consideration under SFAS 133 and EITF 00-27 and determined that they are not applicable.
Interest on all outstanding Debentures is accrued at rates of 8-10% per annum, compounded in full, with various maturities to March 2009.
Prior to retirement of the debentures, the debenture holders may convert any or all amounts owed into common stock. The conversion prices for the debentures range from $.02 to $.10 per share.
Note H — Preferred Stock
During the second quarter 2008 the holder of 9,814 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $4,217 into 2,558,918 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
At September 30, 2008 and December 31, 2007, there were 200,607 Series A Preferred Stock and 999,141 Series B Preferred Stock issued and outstanding and 200,607 Series A Preferred Stock and 1,008,955 Series B Preferred Stock issued and outstanding, respectively.
Note I — Santius LifeSciences, Inc.
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

Note I — Santius LifeSciences, Inc. — Continued
As a result of Mr. Cancellara’s departure from Veridien in late March 2008, Santius LifeSciences is no longer classified as a VIE of Veridien Corporation and is not consolidated in Veridien’s statements during the first nine months of 2008.
In addition, as of September 30, 2008, Veridien owed $131,250 to Mr. Cancellara for consulting fees incurred during 2007. This payable was included with third party accounts payable as of September 30, 2008 and related party accounts payable as of December 31, 2007.
Note J — Related Party Transactions
During the first nine months of 2008 and during fiscal 2007, Veridien utilized the services of a management company which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a Director, to assist with administrative and organizational functions. Veridien expensed $117,499 to the end of the third quarter 2008 and $162,153 during fiscal 2007 for professional services and related costs. At September 30, 2008, $324,779 remains unpaid and is included in accounts payable related party.
During the first nine months of 2008 and during fiscal 2007 Veridien leased office space in Toronto, Canada under a month-to-month arrangement with a company, which has as its senior director and officer the individual who serves as Veridien’s President/CEO and a Director. Veridien expensed $43,200 to the end of the third quarter 2008 and $57,600 during fiscal 2007 with respect to this rent. At September 30, 2008 these expenses remain unpaid in the amount of $100,800 and are included in accounts payable related party.
During the first nine months of 2008 and during fiscal 2007 Veridien entered into a number of transactions with a company which has as it senior officer and director the wife of the individual who serves as Veridien’s President/CEO and a director. During the first nine months of 2008 this company advanced additional short term loans to Veridien totaling $120,000, which loans accrue interest at 8% and are due on demand; and during fiscal 2007 (i) converted $125,000 in short term loans to a convertible debenture; (iii) converted $20,000 in short term loans into common shares; and (iii) advanced additional short term loans totaling $200,000 to Veridien, which loans accrue interest at 8% and are due on demand. At September 30, 2008, $320,000 remains unpaid and is included in notes payable related party.
During the first nine months of 2008 and during fiscal 2007, Veridien utilized the consulting services of the Chairman of the Veridien Board of Directors to assist with corporate, finance and sales functions. During the first nine months of 2008 Veridien expensed $22,500 in cash compensation along with the issuance of 300,000 common shares. During fiscal 2007 Veridien expensed $30,000 in cash compensation along with the issuance of 400,000 common shares. At September 30, 2008, $-0- remains unpaid.
During 2007, Veridien entered into agreements for the management services of its CEO and Executive Chairman through agreements with the personal holding companies for both individuals. During fiscal 2007, for each party, (i) 2,500,000 common share stock options vested; and (ii) Veridien expensed $131,250 in management compensation. During the first nine months of 2008 Veridien expensed $87,500 for management compensation for the management services of its CEO and $0 for its past Executive Chairman (who effective January 1, 2008 is no longer affiliated with the company). At September 30, 2008 a total of $350,000 of these expenses remain unpaid and $218,750 are included in accounts payable related party and $131,250 are included in accounts payable third party.

Item 2. Management’s Discussion and Analysis
Third Quarter — September 30, 2008 Compared with September 30, 2007
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of the results of operations and financial condition as of September 30, 2008 for the three months and nine months ended September 30, 2008 and 2007, respectively. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. This Report also contains certain forward-looking statements and information. This cautionary statement should be read as being applicable to all related forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein.
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
We believe our strategic investment in Mycosol will result in a foundation for Veridien’s evolving broad-based life sciences strategy. For accounting purposes, our Consolidated financial statements as presented herein are reflective of our interest in Mycosol in that our Consolidated statements also include the accounts of Mycosol, Inc. As of September 30, 2008 our investment interest in Mycosol is 65.71%.

The Company has incurred losses since its incorporation. At September 30, 2008, the Company had an accumulated deficit of $43,656,190. The Company has financed its ongoing business activities through a combination of product sales, equity financing, sale of marketable securities and debt.
Results of Operations
Third Quarter ended September 30, 2008 vs. Third Quarter ended September 30, 2007

	Third Quarter		Percentage of
	September 30,		Net Revenue
	2008	2007	2008	2007
Revenue	$222,632	$341,560	100%	100%
Cost of Revenue	169,991	159,052	76%	47%

Gross Profit	52,641	182,508	24%	53%

Operating Expenses:
General, Selling & Administrative	309,174	404,909	139%	119%
Research & Development	44,677	161,747	20%	47%

Loss from Operations	(301,210)	(384,148)	(135)%	(112)%
Other Expense Net	(30,840)	(17,978)	(14)%	(5)%

Net Loss Before Minority Interest	(332,050)	(402,126)	(149)%	(118)%
Minority Interest	3,858	39,726	2%	8%

Net Loss	(328,192)	(362,400)	(147)%	(106)%
Deemed Dividend on Preferred Stock	-0-	-0-	0%	0%
Net Loss Attributable to Common Shareholders	$(328,192)	$(362,400)	(147)%	(106)%

Third Quarter — September 30, 2008 Compared with September 30, 2007
Consolidated gross revenue (operating and non-operating) for third quarter 2008 decreased by $121,378 or 35%, to $222,639 compared with $344,017 in third quarter 2007.
•	Gross revenue from product sales decreased for third quarter 2008 by $118,928, or 35%, to $222,632 compared with $341,560 in third quarter 2007. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year. This should generate new revenue in 2009 and in futures years. In addition, we launched in March 2008 a national sales drive for medical markets across the United States, encompassing 26 new sales representatives. As a result of their efforts several clinical trials are underway and we expect orders to begin from the results in the fourth quarter.
•	Interest income for third quarter 2008 decreased by $2,450, or 100%, to $7 compared with $2,457 in third quarter 2007. The decrease in interest income is attributed to a lower cash balance earning interest at lower rates at the bank over the same period in the prior year.
Consolidated gross expenses for third quarter 2008 decreased by $191,454, or 26%, to $554,689 compared with $746,143 in third quarter 2007.

•	The cost of goods sold from product sales for third quarter 2008 increased by $10,939 or 7% to $169,991 compared with $159,052 in third quarter 2007. The cost of goods ratio as a percentage of product sales was 76% in third quarter 2008 compared to 47% in third quarter 2007. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from an increase in the sale of a product mix with lower margins. Profit margins for product sales were at 24% and 53%, respectively.

•	General, selling, and administrative expenses for third quarter 2008 decreased by $95,735 or 24% to $309,174 compared with $404,909 during the third quarter 2007.

Decreases that affected general and administrative expenses were associated with:
(1)	professional management compensation expenses for the third quarter 2008 that decreased by 100% to $-0- compared with $87,500 in third quarter 2007. This decrease is attributable to a compensation package for Sheldon Fenton and Kenneth Cancellara which was implemented in second quarter 2007; however, was eliminated for Cancellara in 2008. Also, during the third quarter 2008 the 2008 compensation for Sheldon Fenton was re-structured to reduce his overall cost for the year to the Company; and

(2)	equity based compensation expenses for the third quarter 2008 that decreased by 54% to $15,268 compared with $33,104 in third quarter 2007. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. These expenses are attributable to the summation of (i) $5,884 for the third quarter 2008 and $14,336 in third quarter 2007 for options issued to third party consultants; (ii) $9,384 for the third quarter 2008 and $18,768 in third quarter 2007 for options issued under compensation packages for management.
•	Research and development expenses for third quarter 2008 decreased by $117,070, or 72% to $44,677 compared with $161,747 in third quarter 2007. Veridien Corporation had an increase of $1,801 or 6% to $33,424 for the third quarter 2008 compared with $31,623 in third quarter 2007. Also, as of March 31, 2008 Santius LifeSciences is no longer classified as a variable interest entity (VIE) of Veridien Corporation and is not consolidated in Veridien’s statements; however, Santius had expenses of $14,878 in third quarter of 2007. Mycosol, Inc research and development expenses decreased by $103,993 or 90% to $11,253 for the third quarter 2008 compared with $115,246 in third quarter 2007. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.

•	Interest and dividend expense for third quarter 2008 increased by $11,306, or 61% to $29,921 compared with $18,615 in third quarter 2007. The increase in interest expense was due primarily to an increase in debt for funding. Also the Company expensed $884 in convertible debenture discount per Black Scholes calculations in third quarter 2008 and 2007.

•	During third quarter 2008 the Company recorded an unrealized loss in the amount of $926 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and 431,404 Standard Global Holding Group (SNDH) shares. During third quarter 2007 the Company recorded an unrealized loss in the amount of $1,820 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and a decline in the FMV of 431,404 Standard Global Holding Group (SNDH) shares. The current fair market value of all marketable securities is $19,561 at September 30, 2008 and $20,591 at December 31, 2007.

•	Net loss decreased to a net loss before Minority interest in Mycosol to $332,050 for third quarter 2008 from a net loss of $402,126 in third quarter 2007. Net loss decreased to a net loss after Minority interest in Mycosol to $328,192 for third quarter 2008 from a net loss of $362,400 in third quarter 2007. There were no deemed dividends in third quarter 2008 and the same period 2007.
Nine Months ended September 30, 2008 vs. Nine Months ended September 30, 2007

	Nine Months ended		Percentage of
	September 30,		Net Revenue
	2008	2007	2008	2007
Revenue	$1,039,379	$1,609,191	100%	100%
Cost of Revenue	766,504	1,028,778	74%	64%

Gross Profit	272,875	580,413	26%	36%

Operating Expenses:
General, Selling & Administrative	944,136	1,717,882	91%	107%
Research & Development	248,070	506,163	24%	31%

Loss from Operations	(919,331)	(1,643,632)	(88)%	(102)%
Other Expense Net	(63,019)	(68,039)	(6)%	(4)%

Net Loss Before Minority Interest	(982,350)	(1,711,671)	(95)%	(106)%
Minority Interest	68,224	151,261	7%	9%

Net Loss	(914,126)	$(1,560,410)	(88)%	(97)%
Deemed Dividend on Preferred Stock	-0-	(96,625)	0%	(6)%
Net Loss Attributable to Common Shareholders	$(914,126)	$(1,657,035)	(88)%	(103)%

Nine-months ended September 30, 2008 Compared with Nine Months Prior Year ended Nine 30, 2007
Consolidated gross revenue (operating and non-operating) for the nine months ended September 30, 2008 decreased by $552,414 or 34% to $1,065,031 compared with $1,617,445 during the same period of 2007.
•	Gross revenue from product sales decreased for the first nine months of 2008 by $569,812, or 35%, to $1,039,379 compared with $1,609,191 in 2007. We continue active promotion of our product line through trade-show presentations and direct calls on both existing and potential customers. Our goal is to continue to expand our product lines and we anticipate new products, which are scheduled with various releases this year and in 2009. This should generate new revenue in 2009 and in futures years. In addition, we launched in March 2008 a national sales drive for medical markets across the United States, encompassing 26 new sales representatives. As a result of their efforts several clinical trials are underway and we expect orders to begin from the results in the fourth quarter.

•	Interest income for the first nine months of 2008 decreased by $7,602 or 92% to $652 compared with $8,254 during the same period of 2007. The decrease in interest income is attributed to a lower average cash balance earning interest at lower rates at the bank over the same period in the prior year. Realized gains for the first nine months of 2008 increased by $25,000, or 100% to $25,000 compared with $-0- in the same period of 2007. During the first nine months of 2008 the Company sold 12,500 Mycosol common share purchase warrants that it held to a third-party investor for $25,000 cash and recognized a realized gain from the sale. Veridien had obtained these warrants as part of its subscription under the Mycosol Series A Preferred Share Offering. For each dollar invested, Mycosol issued Veridien one Mycosol Series A Preferred Share (value $1) and 0.375 Warrants to purchase Mycosol common stock at $0.001. Veridien continues to hold ownership of the Series A Preferred Shares, but sold 12,500 of their un-exercised Mycosol warrants to a third-party for $25,000 cash. The sale of the warrants was treated as a sale of less than a controlling interest in a subsidiary with no basis and the entire $25,000 was recorded as other income [SAB.T.5H].
•	Consolidated gross expenses for the first nine months of 2008 decreased by $1,281,735 or 39%, to $2,047,381 compared with $3,329,116 during the same period of 2007.

•	The cost of goods sold from product sales for the nine months ended September 30, 2008 decreased by $262,274 or 25% to $766,504 compared with $1,028,778 during the same period of 2007. The cost of goods ratio as a percentage of product sales was 74% during the nine months ended September 30, 2008 compared to 64% in the same period 2007. The increase in ratio of the cost of goods from product sales as a percentage of sales resulted primarily from an increase in the sale of a product mix with lower margins. Profit margins for product sales were at 26% and 36%, respectively.

•	General, selling, and administrative expenses for nine months ended September 30, 2008 decreased by $773,746 or 45% to $944,136 compared with $1,717,882 during the same period of 2007.

Decreases that affected general and administrative expenses were associated with:
(1)	professional management compensation expenses for the nine months ended September 2008 that decreased by 50% to $87,500 compared with $175,000 in the same period in 2007. This decrease is attributable to a compensation package for Sheldon Fenton and Kenneth Cancellara which was implemented in second quarter 2007; however, was eliminated for Cancellara in all of 2008. Also, during the third quarter 2008 the 2008 compensation for Sheldon Fenton was re-structured to reduce his overall cost for the year to the Company;

(2)	equity based compensation expenses for the nine months ended September 2008 that decreased by 99% to $4,688 compared with $639,594 in the same period of 2007. These expenses are non-cash and are the fair market value of the warrants issued as calculated using the Black-Scholes model. These expenses are attributable to the summation of (i) $13,927 for the nine months ended September 2008 and $43,489 for the same period of 2007 for options issued to third party consultants; (ii) $37,536 for the first nine months ended September 2008 and $135,058 for the same period of 2007 for options issued under compensation packages for management; (iii) $(46,775) in the first nine months ended September 2008 and $-0- for the same period of 2007 for the cancellation of non-vested warrants from a management compensation package and a third party consultant package; and (iv) $-0- for the first nine months ended September 2008 and $461,047 for the same period of 2007 for the issuance of warrants for the purchase of 49.9% of Santius Lifesciences, Inc.; and

(3)	sales and marketing expenses for the nine months ended September 2008 that decreased by 20% to $303,126 compared with $377,362 in the same period 2007. The decrease is attributable to the net effect of a launch of a national sales drive for medical markets across the United States which encompasses 26 new sales representatives and a change in the sales program in Canada.
•	Research and development expenses for the first nine months of 2008 decreased by $258,093, or 51% to $248,070 compared with $506,163 during the same period of 2007. Veridien Corporation had a decrease of $4,709 or 5% to $85,878 during the first nine months of 2008 compared with $90,587 in the same period 2007. As of March 31, 2008 Santius LifeSciences is no longer classified as a variable interest entity (VIE) of Veridien Corporation and is not consolidated in Veridien’s statements; however, Santius had expenses of ($36,771) during the first nine months of 2008 and $19,286 during the first nine months of 2007. Mycosol, Inc research and development expenses decreased by $197,327 or 50% to $198,963 during the first nine months of 2008 compared with $396,290 in the same period of 2007. The Company continues to research and focus on broadening the range of claims they can assert on existing products and on testing new products for commercialization.
•	During the first nine months of 2008 the Company recorded an unrealized loss in the amount of $1,029 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and 431,404 Standard Global Holding Group (SNDH) shares. During the first nine months of 2007 the Company recorded an unrealized loss in the amount of $13,247 which reflected a net decline in the FMV of 370,495 Healthnostics, Inc. (HNSO) shares and a decline in the FMV of 431,404 Standard Global Holding Group (SNDH) shares. The current fair market value of all marketable securities is $19,561 at September 30, 2008 and $20,591 at December 31, 2007.

•	Interest and dividend expense for the first nine months of 2008 increased by $24,596, or 39% to $87,642 compared with $63,046 during the same period of 2007. The increase in interest expense was due primarily to an increase in debt for funding. The Company expensed $2,652 in convertible debenture discount per Black Scholes calculations in the first nine months of 2008 and in the same period 2007.

•	Net loss decreased to a net loss before Minority interest in Mycosol to $982,350 for the first nine months of 2008 from a net loss of $1,711,671 in the same period of 2007. Net loss decreased to a net loss after Minority interest in Mycosol to $914,126 for the first nine months of 2008 from a net loss of $1,560,410 in the same period of 2007. Net loss attributable to common shareholders as of the first nine months of 2007 was $1,657,035 due to deemed dividends of $96,625 on preferred shares issued and preferred shares converted in 2007. There were no deemed dividends in 2008 during this same period.
Liquidity and Working Capital
Historically, our principal source of financing for our research and development and business activities has been through sales, equity offerings, and debt. As of September 30, 2008 and December 31, 2007 we had working capital deficits of $2,210,252 and $1,154,221 respectively. Our independent registered public accountants stated in their report on the 2007 consolidated financial statements that due to losses from operations and a working capital deficit, there is substantial doubt about the Company’s ability to continue as a going concern. We are addressing the going concern issue in virtually every aspect of our operation. We continue to cut operating expenses and are successfully changing our product mix such that the company is achieving improved margins. Because of our significant losses incurred since inception, we have become substantially dependent on (1) loans from officers, directors, and third parties, (2) private placements of our securities, and (3) revenue from sales, to fund our operations. The results of these items are included in the following descriptions.
•	During the three months ended September 30, 2008 177,381 common shares were issued to a consultant under the terms of their consulting agreement. The average effective price per share was $0.008.
•	During the second quarter 2008 the holder of 9,814 Preferred Shares of series 2006-B elected to convert their Preferred Shares and accrued and unpaid dividends thereon of $4,217 into 2,558,918 common shares. As per the terms of the Preferred Shares, the effective price per share was $0.04.
•	During the six months ended June 30, 2008 50,000 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.011.

•	During the six months ended June 30, 2008 178,305 common shares were issued to an employee under the terms of their employment contract. The average effective price per share was $0.017.
•	During the nine months ended September 30, 2008 300,000 common shares were earned by the Chairman of the Board under the terms of his consulting agreement with the company. The effective price per share was $0.0143.
•	During the nine months ended September 30, 2008 1,011,370 common shares were issued to a consultant under the terms of their consulting agreement. The average effective price per share was $0.0148.
•	During the nine months ended September 30, 2008 the Company borrowed $120,000 in short term loans from a company which has as its senior officer and director the wife of the individual who serves as Veridien’s President/CEO. These loans are due on demand and accrue interest at the rate of 8%.
•	During the first quarter 2008 we issued a convertible debenture for cash proceeds of 200,000. This debenture carries an interest rate of 8%, has a 1-year term and has a conversion rate of $0.0215.
•	During the first nine months of 2008 we issued the following warrants to purchase common stock:
(i)	300,000 to a consultant (exercise price $0.06 / expiry December 31, 2011 / vesting immediately),; the fair value of which was $1,503, $1,093 of which was expensed during the first nine months of 2008;

(ii)	1,000,000 to a consultant (exercise price $0.05 / expiry December 31, 2010 / vesting at 12/31/08), the fair value of which was $5,317, $3,987 of which was expensed during the first nine months of 2008;

(iii)	1,000,000 to a consultant (exercise price $0.08 / expiry December 31, 2011 / vesting at 12/31/09), the fair value of which was $4,784, $1,794 of which was expensed during the first nine months of 2008;
In addition to the above warrants issued, Veridien also agreed to issue warrants if the following counterparty performance conditions are met:
(a)	To the consultant in (i) above, 350,000 if sales procured by them during 2008 exceed $500,000, 350,000 if sales procured by them during 2008 exceed $1 million;

(b)	To the consultant in (ii) above, 400,000 if 2008 Revenue exceeds $4.6 million;

(c)	To the consultant in (iii) above, 200,000 if 2009 Revenue exceeds $6 million;

(d)	To another consultant, maximum 1,000,000 per year to a consultant for 3 years
•	Year 1 — 175,000 warrants for every $1 million in 2008 sales over 2007 sales level (exercise price $0.08 / vest February 15, 2009 / expiry February 15, 2011);

•	Year 2 — 175,000 warrants for every $1 million in 2009 sales over 2008 sales level (exercise price $0.10 / vest February 15, 2010 / expiry February 15, 2012);

•	Year 3 — 175,000 warrants for every $1 million in 2010 sales over 2009 sales level (exercise price $0.10 / vest February 15, 2011 / expiry February 15, 2013)
•	During the nine months ended September 30, 2008, accounts receivable decreased by $513,139 to $94,310 from $607,449 at December 31, 2007.
•	During the nine months ended September 30, 2008, inventory increased by $147,136 to $719,825 compared with $572,689 at December 31, 2007.

•	We plan to utilize our current debt financing arrangements and pursue additional equity and debt financing while managing cash flow in an effort to provide funds to increase revenues to support operation, research and development activities. We believe that our long-term success depends on revenues from operations from product sales and ongoing royalties from technologies. If such sources of funds are not adequate, we may seek to obtain financing to meet operating and research expenses from other sources including, but not limited to, future equity or debt financings.
•	As of November 7, 2008, we have cash of approximately $70,354 and during November and December we expect cash flow of $300,000 from operating activities, private placements and possible sale of marketable securities. This level of liquidity should be sufficient to operate the Company for more than 180 days. The Company anticipates increasing sales, reduced operating expenses, and additional private placement funding will contribute to continuous operations of the Company.
•	We anticipate utilizing a portion of our funds to support the working capital requirements of our anticipated increase in sales and to cover new product development costs for Veridien. We also anticipate increasing our investment/ownership in Mycosol, Inc.
•	If disruptions occur in third party vendors that supply raw materials to our contract fill manufacturers, we may experience the inability to have product inventory for sale to our customers. Such events could have material adverse effect on Veridien’s ability to compete effectively in the marketplace. We continue to utilize the services of a number of contract fill manufacturers. These contract fill manufacturers have been successful in locating sources of our commonly available raw materials and converting these into finished products and we believe that use of these contract fill manufacturers will assure us of the timely production of products.
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
Asset impairments — we look at all non-cash assets at least annually to challenge the role each plays in our sales and collections cycle. All assets not deemed to be contributing significantly or recoverable from future cash flows are written off or impaired to their fair value.

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
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following issuances of equity securities (including debt securities immediately convertible into equity) without registration under the Securities Act of 1933 occurred during the Quarter ended September 30, 2008:

Common Stock

At September 30, 2008, the Chairman of the Board was entitled to the issuance of 100,000 common shares under the terms of his consulting agreement with the company. These shares were accounted for in the third quarter but have not yet been issued. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

At September 30, 2008 two consultants were entitled to the issuance of 532,142 common shares as part of their compensation packages for services provided during the third quarter. These shares were accounted for in the third quarter but were not issued by the end of the quarter. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act.

(b)	Not applicable.

(c)	Not applicable.

(d)	During the quarter ended September 30, 2008 the Company did not repurchase any of its equity securities.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Report on Form 8-K

A. Exhibits

(a) Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d) Exhibit 32.2 - Certification Pursuant 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Report on Form 8-K
During the third quarter of 2008 there were no reports on Form 8-K issued by the Company.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veridien Corporation (Registrant)
Date: November 14, 2008	By	/s/ Sheldon C. Fenton
Sheldon C. Fenton
Chief Executive Officer

Date: November 14, 2008	By	/s/ Russell Van Zandt
Russell Van Zandt
Chief Financial Officer& Chairman